Form 10QSB
period 2001-06-30
INVESTNET INC
filed 2001-08-16
CIK 1017699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from            to              .
                                                  ------------    --------------


         Commission file number: 333-42970
                                 ---------


                                 INVESTNET, INC.
        (Exact name of small business issuer as specified in its charter)




                      Nevada                             87-0650263
                      ------                             ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)





    822 Homer Street, Suite 1403, Vancouver, British Columbia V6B 6M3 Canada
    ------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (604) 633-1593
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes XX    No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 16, 2001 was 10,500,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2001....................................4

Unaudited Statement of Operations for the three and six months ended June 30, 2001 and the period since March 16, 2000 (Date of Inception) to June 30, 2001..5

Unaudited Statement of Cash Flows for the six months ended June 30, 2001 and the period since March 16, 2000 (Date of Inception) to June 30, 2001...........7

Notes to Consolidated Unaudited Financial Statements...........................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............9

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11









                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Investnet, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited consolidated interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                               As of June 30, 2001
                                                                 June 30, 2001
                                                                  (unaudited)
                                                                ---------------

ASSETS
      Current Assets - cash                                   $           1,473
                                                                ---------------

      Other Assets - Option Agreement                                    30,000
                                                                ---------------

            Total Assets                                                 31,473

                                                                ---------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts Payable                            $          11,961
                  Notes Payable - Related Parties                        29,980
                                                                ---------------
            Total Current Liabilities
                Total Current Liabilities                                41,941

      Stockholders' equity
            Preferred stock - $.001 par value,
                 5,000,000 shares authorized;
                 no shares issued and outstanding                             -
            Common stock - $.001 par value 45,000,000
                 shares authorized; 500,000 shares
                 issued and outstanding June 30, 2001                       500
            Additional paid in capital                                    4,500
            Accumulated Deficit during Development Stage                (15,468)
                                                                ---------------

             Total Stockholders' Deficit                                (10,468)
                                                                ---------------

TOTAL LIABILITIES AND EQUITY                                  $          31,473
                                                                ================




    The accompanying notes are an integral part of these financial statements

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
                For the Three and Six Months Ended June 30, 2001
                                       and
          For the period of Inception (March 16, 2000) to June 30, 2001

                                                       Three Months           Six Months     March 16, 2000
                                                           Ended               Ended         (inception) to
                                                        June 30, 2001      June 30, 2001      June 30, 2001
                                                      ------------------- -----------------  -------------

Revenues                                               $              -   $            -    $            -
General and Administrative Costs                                  4,070            4,934            15,468
                                                        ---------------    -------------     -------------

Net Loss                                               $         (4,070)  $       (4,934)   $      (15,468)

                                                        ===============    =============     =============

Loss per common share-basic and diluted                $          (0.01)  $        (0.01)   $        (0.03)

                                                        ===============    =============     =============
Weighted average common shares basic and
diluted                                                         500,000          500,000           500,000
                                                        ===============    =============     =============



    The accompanying notes are an integral part of these financial statements

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                     For The Six Months Ended June 30, 2001
             and March 16, 2000 (Date of Inception) to June 30, 2001

                                                                               Six Months                  March 16, 2000
                                                                                  Ended                    (inception) to
                                                                              June 30, 2001                June 30, 2001
                                                                          ---------------------        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                            $               (4,934)                      (15,468)
    Adjustments to reconcile Net Loss to Net Cash provided by
       (used in) operations:
         Increase (decrease) in accounts payable                                          4,503                        11,961
                                                                          ---------------------        ----------------------
    Net cash provided by (used in ) Operating Activities                                  (431)                       (3,507)
                                                                          ---------------------        ----------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Increase (decrease) in other assets                                                       -                      (30,000)
                                                                          ---------------------        ----------------------
    Net cash provided by (used in) Investing Activities                                       -                      (30,000)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party notes payable (net of bank fee)                               -                        29,980
    Issuance of common stock for cash                                                         -                         5,000
                                                                          ---------------------        ----------------------
   Net cash provided by (used in) Financing Activities                                        -                        34,980



NET CASH INCREASE (DECREASE) FOR PERIOD                                                   (431)                         1,473

CASH, BEGINNING OF PERIOD                                                                 1,904                             -

CASH, END OF PERIOD                                                     $                 1,473                         1,473
                                                                          =====================        ======================


    The accompanying notes are an integral part of these financial statements

                                 INVESTNET, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001


1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's post-effective amendment on Form SB-2, filed with the Securities and Exchange Commission on July 25, 2001. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

Normally, interim financial statements provide previous year numbers for comparison purposes. However, since relevant previous year numbers do not exist in light of the fact that the Company's inception date is March 16, 2000, and activities did not start until the end of June 2000, only the current period numbers and the inception to date numbers are presented.

2.  Note Payable to Related Parties

Previously the note payable to related parties in the amount of $29,980 was due in full on June 15, 2001. The Company has received an extension on that note with all other terms and conditions intact until December 15, 2001. This extension was granted due to the additional time, not originally anticipated, involved in the Company's initial offering (SB-2) to become effective and to raise the capital necessary to satisfy the payable.

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the post-effective amendment on Form SB-2, filed with the Securities and Exchange Commission on July 25, 2001. Therefore, those footnotes are included herein by reference.

4.  Subsequent Event

In July, 2001 the Company's initial public offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. The Company registered 10,000,000 shares of common stock for sale at $0.01 per share. On August 15, 2001, the offering was closed with 10,000,000 shares sold, resulting in gross proceeds of approximately $100,000.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to complete the offering and receipt of funds registered in the Company's SB-2 and to commence on the plan indicated in that filing. The Company does not plan to limit its options however, and will evaluate other opportunities on their merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the year of 2001, but there can be no assurance that this expectation will be fully realized.



                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-

         QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 16th day of August, 2001.




INVESTNET, INC.



 /s/ Ruairidh Campbell                                    August 16, 2001
---------------------------------
Ruairidh Campbell
President and Director

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

3(i)          *

                    Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) of the Company's Form SB-2 as filed with the Securities and Exchange Commission on August 3, 2000).

3(ii)         *     Bylaws of the Company, as amended (incorporated herein by
                    reference from Exhibit 3(ii) of the Company's SB-2 as filed with the Securities and Exchange Commission on August 3,
                    2000).