Form 10QSB
period 2001-09-30
INVESTNET INC
filed 2001-11-13
CIK 1017699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .



         Commission file number: 333-42970
                                 ---------


                                 INVESTNET, INC.
        (Exact name of small business issuer as specified in its charter)




                  Nevada                                    87-0650263
                  ------                                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)





    822 Homer Street, Suite 1403, Vancouver, British Columbia V6B 6M3 Canada
    ------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (604) 633-1593
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 7, 2001 was 10,500,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of September 30, 2001...............................4

Unaudited Statement of Operations for the three and nine months ended September 30, 2001 and the three months ended September 30, 2000 and the period since March 16, 2000
(Date of Inception) to September 30, 2001......................................5

Unaudited Statement of Cash Flows for the nine months ended September 30, 2001, and 2000 and the period since March 16, 2000 (Date of Inception) to September
30, 2001.......................................................................6

Notes to Unaudited Financial Statements........................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............8

                                     PART II

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . .9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Investnet, Inc., a Nevada corporation, unless otherwise indicated. Unaudited condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                            As of September 30, 2001

                                                                                  September 30, 2001
                                                                                    (unaudited)
                                                                                   -------------

ASSETS
      Current Assets - cash                                                        $      59,088
                                                                                   -------------

      Other Assets - Option Agreement                                                     30,000
                                                                                   -------------

            Total Assets                                                                  89,088

                                                                                   -------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts Payable                                                 $       1,167
                                                                                   -------------
            Total Current Liabilities

                Total Current Liabilities                                                  1,167

      Stockholders' Equity
            Preferred stock - $.001 par value, 5,000,000 shares authorized;
                 no shares issued and outstanding                                              -
            Common stock - $.001 par value 45,000,000 shares authorized;
                10,500,000 shares issued and outstanding September 30, 2001               10,500
            Additional paid in capital                                                    94,500
            Accumulated Deficit during Development Stage                                 (17,079)
                                                                                   -------------

             Total Stockholders' Equity                                                   87,921
                                                                                   -------------

TOTAL LIABILITIES AND EQUITY                                                       $      89,088
                                                                                   =============



    The accompanying notes are an integral part of these financial statements

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
             For the Three Months ended September 30, 2001 and 2000
                    and Nine Months Ended September 30, 2001
                                       and
       For the period of Inception (March 16, 2000) to September 30, 2001

                                                                                                         March 16, 2000
                                                                                                         (inception) to
                                                  Three Months Ended           Nine Months Ended          September 30,
                                                     September 30,              September 30,                 2001
                                               2001        2000            2001             2000
                                           ----------   -----------    -----------      ----------      -----------------


Revenues                                   $        -   $         -    $         -      $        -      $               -
General and Administrative Costs                1,611         3,076          6,545           6,152                 17,079
                                           ----------   -----------    -----------      ----------      -----------------

Net Loss                                   $  (1,611)   $   (3,076)    $   (6,545)      $  (6,152)      $        (17,079)

                                           ==========   ===========    ===========      ==========      =================


Loss per common share-basic and diluted    $     0.00   $    (0.01)    $     0.00       $    (0.01)

                                           ----------   -----------    -----------      ----------

Weighted average common shares basic
and diluted                                 5,250,000       500,000      2,184,981         500,000

                                           ==========   ===========    ===========      ==========



    The accompanying notes are an integral part of these financial statements

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
              For The Nine Months Ended September 30, 2001 and 2000
          and March 16, 2000 (Date of Inception) to September 30, 2001

                                                                                                                   March 16,
                                                                                                                      2000
                                                                                                                  (inception)
                                                                                                                       to
                                                                                 Nine Months Ended                 September
                                                                                   September 30,                    30, 2001
                                                                             2001                2000
                                                                         -------------       -------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                             $     (6,545)       $     (6,152)      $        (17,079)
    Adjustments to reconcile Net Loss to Net Cash provided by
       (used in) operations:
         Increase (decrease) in accounts payable                               (6,291)               3,076                 1,167
                                                                         -------------       -------------      ----------------
    Net cash provided by (used in) Operating Activities                       (12,836)             (3,076)              (15,912)


CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in other assets                                              -            (30,000)              (30,000)
                                                                         -------------       -------------      ----------------
    Net cash provided by (used in) Investing Activities                              -            (30,000)              (30,000)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party notes payable (net of bank fee)               (29,980)              29,980                     -
    Issuance of common stock for cash                                          100,000               5,000               105,000
                                                                         -------------       -------------      ----------------
   Net cash provided by (used in) Financing Activities                          70,020              34,980               105,000



NET CASH INCREASE (DECREASE) FOR PERIOD                                         57,184               1,904                59,088

CASH, BEGINNING OF PERIOD                                                        1,904                   -                     -

CASH, END OF PERIOD                                                      $      59,088       $       1,904      $         59,088
                                                                         =============       =============      ================



    The accompanying notes are an integral part of these financial statements

                                 INVESTNET, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001

1.       Organization

The Company was organized under the laws of the State of Nevada on March 16, 2000 to engage in the business of mineral exploration. The Company has only recently commenced planned operations and is considered a development stage company as defined in SFAS No. 7.

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2001. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

3.        Basis of Presentation

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

4.       Sale of Securities

In July, 2001 the Company's initial public offering of its common stock, registered on Form SB-2, was declared effective by the Securities and Exchange Commission. The Company registered 10,000,000 shares of common stock for sale at $0.01 per share. On August 15, 2001, the offering was closed with 10,000,000 shares sold, resulting in gross proceeds of approximately $100,000.

5.       Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the notes to the post-effective amendment filed with the Securities and Exchange Commission on July 25, 2001. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN OF OPERATION

Plan of Operations

General

The inital phase of our business plan over the next twelve months involves surface exploration of the property under option. Surface exploration will include the staking of additional claims as warranted, establishing a grid over the area, geological mapping, chip sampling with a ground magnetometer and VLF-EM survey as dictated by the results of our exploration. However, from the period from December 31, 2000 to September 30, 2001, we have engaged in no significant operations other than the closing of our public registration and organizational matters.

For  the  current  fiscal  quarter,  we have  incurred  a loss  as a  result  of organizational expenses, costs associated with completing our registration statement, the repayment of a loan and accounting costs. Our business plan is to initiate surface exploration of the property under option and due to the nature of our business cannot determine when we might generate revenues from operations.

Losses

For the nine month period from January 1, 2001 to September 30, 2001, we recorded an operating loss of $6,545. This lack of profitability is attributable to expenses associated with our public registration, repaying funds loaned to the Company and organizational costs associated with starting up our business. We did not generate any revenues during this period. We expect to continue to operate at a loss through fiscal 2001.

Capital Expenditures

We expended no amounts on capital expenditures for the quarterly period ending September 30, 2001.

Capital Resources and Liquidity

We had current assets of $59,088 and total assets of $89,088 as of the quarterly period ending September 30, 2001. These assets consist of cash on hand of $59,088 and other assets (an option agreement) of $30,000. Net stockholders' equity in the Company was $87,921 at September 30, 2001.

Cash flow used in operating activities was $12,836 for the nine months ending September 30, 2001. Cash was used during the first nine months to complete a public registration, repay funds loaned to the Company and organizational costs associated with starting up a business.

The first phase of our business plan is to begin surface exploration of the property over which we hold an option. Surface exploration will include the staking of additional claims as warranted, establishing a grid over the area, geological mapping, chip sampling with a ground magnetometer and VLF-EM survey as dictated by the results of our exploration..

We have recently begun surface exploration of the property. We expect that during the next twelve calander months to spend approximately $100,000 in
determining   whether  to  advance  to  the  second  phase  of  our  exploration activities.

We could be required to seek additional financing from sources not currently anticipated. We have no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders or lenders will provide any portion of future financing. Additionally, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. Any inability to obtain additional financing when required could have a material adverse effect on our operations, including requiring us to curtail our exploration efforts.

                           PART II - OTHER INFORMATION

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 11, 2001 the SEC declared effective the offering of 10,000,000 shares of the Company's common stock at an offering price of one cent ($0.01) per share pursuant to a Securities Act SB-2 registration statement identified as SEC file number 333-42970. The offering was fully subscribed and closed on August 15, 2001 on the receipt of gross proceeds to the Company of one hundred thousand dollars ($100,000).

The Company has used the proceeds of this offering through the period ended September 30, 2001 as follows:

Repayment of loan                                    $29,980
Registration costs                                   $9,236
Accounting costs                                     $2,386

The use of proceeds detailed above were made to entities unaffiliated with the Company and were in accord with the use of proceeds described in the Company's prospectus.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 7th day of November, 2001.




INVESTNET, INC.


 /s/ Ruairidh Campbell
______________________
Ruairidh Campbell
President and Director

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