Form 10KSB
period 2001-12-31
INVESTNET INC
filed 2002-03-27
CIK 1017699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to


         Commission file number: 333-42970
                                 ---------


                                 INVESTNET, INC.
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                87-0650263
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization                 Identification No.)




                 1403 East 900 South Salt Lake City, Utah 84105
                 ----------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 582 9609
                                 --------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class          Name of each Exchange on Which Registered
          -------------------          -----------------------------------------
    Common Stock ($0.001 Par Value)                       None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X                  No
                             ------                   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 31, 2001 was 10,500,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                           Page


Item 1.           Description of Business . . . . . .. . . . . . . . . . . . . 1

Item 2.           Description of Property. . . . . . . . . . . . . . . . . . .10

Item 3.           Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .10

Item 4.           Submission of Matters to a Vote of Security-Holders.  . .  .10


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters. . 11

Item 6.           Management's Discussion and Analysis or Plan of Operation . 12

Item 7.           Financial Statements. . . . . . . . ... . . . . . . . . .. F-1

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure. . . . . . . . . . . . .13

                                    PART III

Item 9.           Directors and Executive Officers. . . . . . .  . . . . . .  13

Item 10.          Executive Compensation......................................14

Item 11.          Security Ownership of Certain Beneficial Owners
                  and Management..............................................15

Item 12.          Certain Relationships and Related Transactions..............16

Item 13.          Exhibits, List and Reports on Form 8-K......................16

                  Signatures..................................................17

                  Index to Exhibits . . . . . . . . . . . ............... . . 18

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

InvestNet, Inc. is a corporation formed under the laws of the state of Nevada on March 16, 2000. Our executive offices are located at 1403 East 900 South, Salt Lake City, Utah 84105 and our telephone number is (801) 582 9609. Our registered statutory office is located at 920 Sierra Vista Drive in Las Vegas, Nevada 89109.

General

InvestNet was formed for the purpose of engaging in efforts to identify, develop and extract precious metals. To date, InvestNet has initiated an exploration program designed to define the presence of economically recoverable deposits of precious metals on our property. InvestNet's principal asset consists of an option to explore and if feasible develop a certain tract of land located in the vicinity of Greenwood, British Columbia, Canada, known as the Bow Mines property. The Bow Mines property is a gold-silver vein prospect with a regional history of precious metals recovery. InvestNet has not commenced commercial operations and has no full time employees.

Option Agreement

On June 16, 2000, InvestNet entered into an option agreement with Bow Mines Ltd. and Karl Schindler. The option agreement grants to InvestNet the exclusive right to acquire a 100% interest in the Bow Mines property subject to a net smelter royalty of 4% in consideration of certain option payments and expenditures to be satisfied over the next six years. InvestNet satisfied an initial option payment of $30,000, and has since made two successive option payments totalling $10,000 to maintain the Option and incur a determined amount of exploration expenses needed to acquire the Bow Mines property. The remaining option payments and the determined amount of exploration expenses with the respective performance dates are as follows:

         Option Payments                    Amount            Due Date
         ---------------                    ------            --------
         Fourth Option                      $60,000           June 14, 2002
         Fifth Option                       $100,000          June 14, 2003
         Sixth Option                       $100,000          June 14, 2004
         Seventh Option                     $100,000          June 14, 2005
         Eighth Option                      $100,000          June 14, 2006

         Exploration Expenditures           Amount             Due Date
         ------------------------           ------            ---------
         Initial Exploration                $250,000          July 1, 2002
         Secondary Exploration              $500,000          July 1, 2004
         Tertiary Exploration               $1,000,000        July 1, 2006

Should InvestNet's exploration expenditures in any given period exceed that minimum amount required by the option agreement, then that amount in excess is to be credited to the following periods. InvestNet manages all exploration work carried out on the Bow Mines property.

Bow Mines Property

The Bow Mines property is without known reserves, and the exploratory program is preliminary in nature.

The Bow Mines property is located approximately three miles from the city of Greenwood in southern British Columbia, Canada. The claims can be reached from Greenwood via paved road by following Highway 3 south for three miles towards Boundary Falls and then turning northwest onto Boltz Road for one and half mile journey to the property.

The northern portion of the Bow Mines property is situated on a sparsely covered, moderately steep, east facing slope overlooking Boundary Creek. The main mine workings are located just south of a prominent diorite cliff with over 1,000 feet of vertical relief. South of the mine area, the topography is subdued, with undulating grassy hills sloping east into the Boundary Creek valley. Elevations range from about 2,000 feet in the Boundary Creek valley in the south east portion of the property and to about 3,500 feet at the top of the diorite cliffs to the northwest. Rock exposure is good in the northern part of the Bow Mines property while a thick layer of cover subdues much of the southern portion of the property with only minimal outcrop exposed. The climate is typically dry, with hot summers and little rainfall. Snowfall is light, generally less than three feet a year, being usually snow free from March until mid November each year.

The following map shows the location of, and shows directions to the Bow Mines property in southern British Colombia.












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                               [GRAPHIC OMITTED]

Property Title

The Bow Mines property consists of 13 claims over 961 acres. The claims are held as 3 mineral leases that were formally 6 crown grants, one 4-post mineral claim, two reverted crown grants and four 2-post mineral claims.

A mineral lease is a single claim or a group of claims that are next to one another. The process of turning a claim into a lease requires a survey of the perimeter of the claim or claims and advertising an intention to begin mining on the property. Mineral leases are usually for a 30 year term and are renewable at the end of any 30 year term.

Crown grants are created when a claim is staked and work undertaken to explore for minerals. After work has been undertaken over a given period of time, the provincial government of British Columbia will grant title to the property to the party responsible for the work. Taxes are then paid on the property by the new owner. Once a new owner stops paying taxes on the crown grant, then title to the property reverts to the government. The claims are then considered reverted crown grants. Reverted crown grants are then placed by the government up for auction.

2-post claims are claims that can be oriented in any direction and are approximately 62 acres in size. Four post claims can be made in multiples of approximately 62 acres up to approximately 1,235 acres. However, a 4-post claim must maintain a rectangular shape.

The claims are registered with the British Columbia Ministry of Mines in the name of Karl Schindler. Bow Mines Limited is currently the beneficial owner of the claims held by Mr. Schindler. Should InvestNet satisfy the terms of the option agreement, we would become the 100% owner of the Bow Mines property. The claims under option are detailed below:


Claim Name                     Tenure Number        Units              Expiration Date
----------                     -------------                           ---------------

May Mac                            214189             12                 05/27/2002
A No. 1                            216570             1                  05/27/2002
A No. 2                            216571             1                  05/27/2002
A No. 3                            216572             1                  05/27/2002
A No. 4                            216573             1                  05/27/2002
Tunnel RCG (L 888)                 216644             1                  05/27/2002
Boundary Falls RCG (L889)          216647             1                  08/16/2002



Mineral Leases                    Tenure Number       Anniversary Date

ML 423                               216298              08/08/2002
Nonsuch L389
Republic L426
Hidden Treasure L1019
Cosmopolitan L 1680

ML 430                               216301              11/15/2002
Last Chance L644

ML 431                               216302              11/17/2002
Don't Know L 2374

The mineral leases are 30 year leases with annual payments necessary on the anniversary date listed. The leases come up for renewal in 2023.

Bow Mines Property History

The majority of the previous work done by other exploration companies on the Bow Mines property has been directed at two parallel southeast striking gold-silver vein systems, the Upper and Lower Skomac veins. Total mineralized material from the Bow Mines property from discovery to present is reported by prior operating companies at 3,931 tons averaging 0.15oz/t gold, 6.9oz/t silver, 1.6% lead and 1% zinc1.

The Skomac veins, which are hosted in a thinly bedded carbonaceous argillite, are emplaced along shear zones on close spaced en-echelon fractures, striking about 310-320 degrees, and dipping from 40-60 degrees to the northeast. The shear zones average about 10 to 13 feet in width, within which white quartz veins occur. The veins varying from 18 inches to 10 feet in width, with an average width of about 3 feet. Mineralization in the veins consists of wisps and lenses of pyrite and galena, with associated gold and silver mineralization. Lesser sphalerite, chalcopyrite, tetrahedrite and native silver also occur.

A considerable amount of underground exploration was done on the Upper Skomac vein by other companies in the 1970's and 1980's. The Upper vein is exposed underground over a strike length of about 700 feet with an average dip of approximately 50 degrees northeast. Four known ore shoots occur within the exposed strike length. The shoots range from 50 to 115 feet in strike lengths and consist of thickened mineralized quartz lenses that may reach widths of 20 feet. Drilling has also shown the presence of a mineralized quartz vein of good grade and width, situated below Level 6, which when projected to Level 7 appears to lie about 100 feet north of the Level 7 drift.

InvestNet has little information regarding the Lower Skomac Vein as there has been no modern exploration of this prospect. The historic records, namely a Minister of Mines Annual Report from 1904, document a small 38-ton body of mineralized material that graded 9.3oz/t gold from these workings and samples analyzed from this area in the 1970's indicated grades of 1oz/t gold for the first 30 feet of the Lower Skomac tunnel1.

Two additional veins, known as the Boundary Falls area veins, are detailed to occur in the southern portion of the Bow Mines property, although very little exploration of these veins or the surrounding area has been done. Gold grades and gold/silver ratios of 0.42oz/t gold and 0.93oz/t silver1 are generally higher in samples from the Boundary Falls area veins than in those from the Skomac veins.

A significant gold soil anomaly was discovered about 1,500 feet southeast of the Lower Skomac vein. The anomaly is poorly defined by the very coarse sample spacing but appears to be in a northeast trend, exceeding 650 feet in strike length with a maximum value of 0.230 parts per million gold. No follow up was ever done in this area. Several other geochemical and geophysical anomalies exist on the Bow Mines property that will require exploration1.




         1Production figures and sample results provided by Linda Caron, P.Eng.

Exploration Program

InvestNet has embarked on a three phase exploration program in an attempt to determine the economic feasibility of developing the Bow Mines property for the extraction of precious metals. We must explore the Bow Mines property to determine the presence of minerals, if any, that exist on our property. Should our exploration efforts determine the presence of precious metals, we must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing. We make no claim at this time that any precious metals exist on the Bow Mines property although our exploration program does include new work on previous excavations on the property. The following information sets forth the order in which we are conducting our exploration.

The first phase of our program consists of surface exploration, which includes geological mapping, geochemical sampling and geophysics. The second phase will consist of conducting a multi-element soil sample survey and underground exploration of the Upper Skomac vein. The Upper Skomac vein is located in an already existing excavation on the Bow Mines property. The third phase of the exploration program will be determined by the results of phases 1 and 2 of the program. Based on the assumption that the initial phases indicate that we should continue our exploration activities, we expect that the third phase of our program will include further target area definition, plus drill and trench follow up to targets identified during the first and second phases.

Phase 1 - Surface Exploration                 Total Estimated Budget $60,000

Stake Additional Claim                        Estimated Budget $9,625

Stake two 2-post claims to cover a possible fraction between the A No. 3 claim, A No. 4 claim and the Mac May claim. A fraction is a piece of open unclaimed ground between 2 or more mineral claims. The procedure to eliminate a fraction is simply to stake a claim over the open ground. The mechanics of staking the claim will require a geologist to visit the property, stake the open ground and file the necessary documentation with the Ministry of Mines.

Grid Map                                             Estimated Budget $9,625

We intend to establish a detailed flag and picket grid over the entire property. A base line will be run south of the prior excavation and mill site located on the property. Lines oriented at 45 degrees will then be run off the base line at 160 feet spaced intervals with stations established along the lines approximately every 60 feet. We will require approximately 50 line miles of grid to cover the claims. We do expect to encounter difficulty in laying some of the grid lines due to the steep terrain in the area north and west of the prior excavation site.

Geological Mapping and Rock Chip Sampling            Estimated Budget $21,650

We will then initiate geological mapping and rock chip sampling over the entire property that will include the collection of at least 75 rock chip samples.

Ground Magnetometer and VLF-EM Survey                Estimated Budget $14,150

Once the ground work is completed we will complete a ground magnetometer and VLF-EM survey over the entire grid. The ground magnetometer survey is designed to measure the local variations in the earth's magnetic field since different rocks have different degrees of magnetism. A VLF-EM survey is designed to measure the conductivity of rocks by measuring the distribution of radio waves applied to the rocks. Different styles of mineralization have different conductivities. The strength of the conductivity gives the geologist a clue as to what kind of mineralization exists in any particular area. A VLF-EM survey will also give us a measure of what direction the mineralized body takes, the length of the body and any offsets due to faults within the mineralization.

Re-Examination and Re-Sampling              Estimated Budget $4,950

We intend to re-examine and re-sample areas on the property that have in the past shown the potential for mineralization as detailed in the Bow Mines Property Summary Report prepared for us by Linda Caron P.Eng., including the mineralized footwall in the Lower Skomac vein. The Lower Skomac vein is located in an already existing excavation on the Bow Mines property. We also intend to re-examine and re-sample available drill core and underground exposures to test for other areas of potentially mineralized wall rock associated with the Lower Skomac vein.

We expect the surface exploration activities in the first phase of our exploration program to take from 4 to 5 months. We commenced the first phase of our program towards the end of September 2001. Due to weather conditions on the property, we expect to complete this first phase of explorations by June 2002. We anticipate hiring a geologist, two geological assistants and a geophysical techncian working with a geophysical consultant to perform and interpret the ground magnetometer and VLF-EM survey.

Phase 2

The second phase of our exploration program will consist of surface exploration, specifically soil sampling of certain portions of the grid, as identified by the mapping program and underground exploration of the Upper Skomac vein.

Surface Exploration                         Total Estimated Budget $60,000

Multi-Element Soil Sample Survey

We will undertake a multi-element soil sample over the entire grid, except in those areas of very thick cover or on large rock outcrops with no soil cover, as defined by the mapping program. We expect to recover approximately 2,000 soil samples that will be submitted for analysis to determine the concentration, if any, of precious metals.

We expect the surface exploration activities in the second phase of our exploration program to take from 3 to 4 months. Due to the delays associated with snow cover on the property between November and March we expect to commence the second phase of our program towards the end of June 2002 for completion by the end of September 2002. We anticipate hiring a geologist and two geological assistants to conduct the survey.

Underground Exploration                     Total Estimated Budget $300,000

The second phase of our exploration plan also requires that we explore underground the Upper Skomac vein to determine whether gold-silver veins already identified by prior work on the property as detailed in the Bow Mines Property

Summary Report prepared for us by Linda Caron P.Eng., can be extended to reveal economically feasible deposits of precious metals. We expect to begin this phase of our exploration program in May of 2002 at the same time as conducting the second phase of our surface exploration.

The proposed program involves a total of 420 feet of "drifting" and 260 feet of "raising" with accompanying detailed mapping and sampling of the vein and wall rock of the Upper Skomac Vein on Level 7. "Drifting" is the process of constructing a horizontal tunnel to take samples of ore for testing. "Raising" is a similar process except that the tunnel is a vertical shaft. The northern branch of the Level 7 drift would be extended for 160 feet to intersect the projected mineralized vein. A raise would then be driven on the vein for 260 feet to break through to Level 6. Drifting along the vein on Level 7 would also be extended for 260 feet further to the west.

We expect the underground exploration activities in the second phase of our exploration program to take from 4 to 5 months, with completion slated for December 2002. We anticipate hiring a project manager, a geologist, a mine mechanic, an office manager, two shift bosses, two miners and two mine helpers.

Phase 3                                    Total Estimated Budget $200,000

The third phase of our exploration program will be implemented to follow up on targets defined by phases 1 and 2. Phase 3 will be contingent on the results of phases 1 and 2. Phase 3 is expected to include follow up geophysics, possibly SP or Pulse EM surveys, plus surface diamond drilling and trenching of veins or other targets. Trenching is a method of identifying the continuity and extent of any identified mineralization. We do not expect to begin the third phase of our exploration program until March of 2003.

Market

Precious metals have two main categories of use, product fabrication and bullion investment. Fabricated precious metals have a wide variety of end uses, including industrial and technology uses. Purchasers of official coins and high-karat jewelry, frequently are motivated by investment considerations, so that net private bullion purchases alone do not necessarily represent the total investment activity in precious metals.

The market prices of precious metals can fluctuate widely and are affected by numerous factors beyond InvestNet's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar and other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events, and production and cost levels in major mineral producing regions. Further, the prices of precious metals sometimes are subject to rapid short term changes because of the speculative activities. The current demand for and supply of precious metals affect precious metals prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of precious metals consists of a combination of new mine production and existing stocks of bullion and fabricated precious metals held by governments, public and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of precious metals, normal variations in current production do not necessarily have a significant impact on the supply of precious metals or on their prices. The result being that markets for precious metals generally are characterized by volatile prices.

Competition

The mining industry is fragmented and very competitive. A high degree of competition exists to obtain favorable mining properties and suitable mining prospects for drilling, exploration and mining operations. InvestNet will encounter significant competition from companies presently engaged in the mining industry. Generally, all of these competitive companies are substantially larger than InvestNet and have substantially greater resources and operating histories. For example, major gold mining competitors include publicly traded companies such as Barrick Gold Corporation with a current market capitalization of approximately $5 billion, and Newmont Mining with a current market capitalization of approximately $2 billion, as well as Anglogold Ltd., Placer Dome, Freeport-McMoran, Gold Fields Ltd., Homestake Mining, Pioneer Group, and Stillwater Mining, all of which have public market capitalizations of approximately $1 billion or more. Accordingly, there can be no assurance that InvestNet will be successful in competing with existing and emerging companies in the mining industry.

Our competitive position in this market is that of a new, extremely small newcomer. Our plan to compete in this industry is based on our exclusive option to explore and remove gold from our property, which prevents our competitors from exploring or removing gold from it. Readily available gold markets exist in Canada and around the world where we will be able to sell any gold we recover.

Government Regulation and Environmental Concerns

InvestNet's exploration operations are subject to substantial government regulation, including federal, provincial and local laws concerning mine safety, land use and environmental protection. These laws cover such subjects as public safety, use of explosives, air quality, water pollution, noxious odors, noise, dust, solid waste, hazardous waste, and wildlife protection at or near the excavation site.

The Canadian Mineral Tenure Act sets forth rules for locating claims, posting claims, working claims and reporting upon work performed. InvestNet is also subject to the British Columbia Mineral Exploration Code that determines how and where companies involved in mining activities can explore for precious metals. Environmental concerns are protected under the Health, Safety and Reclamation Code for Mines in British Columbia. The most significant provisions of this Code deal with employee health and safety, mineral land reclamation, preservation of archaeological sites, access to exploration areas and waste discharge from mines, mills and further processing operations.

InvestNet is required to mitigate long term environmental impacts by stabilizing, contouring, reshaping and revegetating various portions of a site once exploration, mining and processing are completed. Reclamation efforts will be conducted in accordance with detailed plans that will have been reviewed and approved by the appropriate regulatory agencies. InvestNet plans to reclaim land concurrently with mining. InvestNet believes that reclamation expenses will not be material, although there can be no certainty in this regard. Compliance with the foregoing laws and regulations increases the costs of planning, designing, drilling, developing, constructing, operating and closing mining operations. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that InvestNet would not proceed with the advancement of a project or decide to operate a mine.

Although InvestNet believes that its exploration activities are being conducted in compliance with all present health, safety and environmental rules and regulations, there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. InvestNet does not anticipate that compliance with existing environmental laws and regulations will have a material impact on its prospective earnings in the foreseeable future, however possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in InvestNet's activities to an extent that cannot be predicted.

Employees

InvestNet is an exploration stage company and currently has no employees. InvestNet is currently managed by Ruairidh Campbell, its sole officer and a director. InvestNet looks to Mr. Campbell for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. InvestNet hires field geologists to implement the initial exploration on a consulting basis.

ITEM 2.           DESCRIPTION OF PROPERTY

We have an option to explore and, if feasible, develop a certain tract of land located in the vicinity of Greenwood, British Columbia, Canada, known as the Bow Mines property. The Bow Mines property is a gold-silver vein prospect consisting of 3 mining leases, two reverted crown grants, four 2-post mineral claims and one 4-post mineral claim. The claims are registered in the name of Karl Schindler and held by him for Bow Mines Ltd., the beneficial owner.

We currently maintain limited office space in an office occupied by Ruairidh Campbell, for which we have no lease and are obligated to pay no rent. This address is 1403 East 900 South, Salt Lake City, Utah 84105 and the phone number is (801) 582 9609. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is fully implemented.

ITEM 3.           LEGAL PROCEEDINGS

InvestNet is currently not a party to any legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during to fiscal year covered by this report to a vote of security holders, therefore rendering this item inapplicable.


                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

InvestNet currently has no public trading market. A Form 15c-(2)(11) has been filed on InvestNet's behalf in an effort to obtain a quote on the NASD over-the-counter bulletin board. Management believes that the creation of a public trading market for InvestNet's securities would enable it to consider a secondary offering to raise the additional capital required to complete our three phase exploration program. However, there is no guarantee that InvestNet will obtain a quote on the NASD over-the-counter bulletin board, or that a public market for its's securities will develop, or, if such a market does develop, that it will continue, even if a quote on the NASD over-the-counter bulletin board is obtained.

Record Holders

As of December 31, 2001, there were eighty-seven (87) shareholders of record holding a total of 10,500,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

InvestNet has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on InvestNet's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit InvestNet's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Use of Proceeds

On July 11, 2001, the SEC declared effective the offering of 10,000,000 shares of InvestNet's common stock at an offering price of one cent ($0.01) per share pursuant to a Securities Act registration statement identified as SEC file number 333-42970. The offering was fully subscribed and closed on August 15, 2001 on the receipt of gross proceeds to InvestNet of one hundred thousand dollars ($100,000).

InvestNet has used the proceeds of this offering through the period ended December 31, 2001 as follows:

Repayment of loan                                    $29,980
Registration expenses                                $9,235
Accounting costs                                     $4,479
Option extension payments                            $10,000
Exploration costs                                    $4,580

The use of proceeds detailed above were made to entities unaffiliated with Investnet, except for the payment of $4,580 to Dr. Stewart Jackson, one of our directors for exploration costs incurred as a consultant, in accordance with the use of proceeds section in our registration statement.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

InvestNet's plan of operation for the coming year, as discussed above, is to proceed with an exploration program designed to define the presence of economically recoverable deposits of precious metals on our property.

Liquidity and Capital Resources

As of December 31, 2001 InvestNet's only major assets were cash and the option to explore for precious etals on the Bow Mines property located in southern

British Columbia. Management believes that InvestNet can obtain sufficient resources to meet its anticipated needs through the calendar year ending December 31, 2002 through a new equity financing, bank debt financing or shareholder loans. InvestNet does not expect to purchase any significant equipment over the next twelve months nor does it expect to hire full time employees.

ITEM 7.           FINANCIAL STATEMENTS

InvestNet's audited financial statements for the periods ended December 31, 2001 and 2000 are attached hereto as F-1 through F-11.















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 INVESTNET, INC.
                          (A Development Stage Company)
                              Financial Statements
                           December 31, 2001 and 2000

                                                                 INVESTNET, INC.
                                                   (A Development Stage Company)

                                                   Index to Financial Statements



                                                                           Page


Independent Auditors' Report                                                F-2


Balance Sheet                                                               F-3


Statement of Operations                                                     F-4


Statement of Stockholders' Equity (Decifit)                                 F-5


Statement of Cash Flows                                                     F-6


Notes to Financial Statements                                               F-7

                                                                 INVESTNET, INC.
                                                   (A Development Stage Company)

INDEPENDENT AUDITORS' REPORT

To the Stockholders' and
Board of Directors of
Investnet, Inc.

We have audited the accompanying balance sheet of Investnet, Inc. (a development stage company), as of December 31, 2001 and 2000 and the related statements of operations and stockholders' equity (deficit), and cash flows for the year ended December 31, 2001 and the period from March 16, 2000 (date of inception) to December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investnet, Inc. (a development stage company), as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the year then ended December 31, 2001 and the period from March 16, 2000 (date of inception) to December 31, 2001 and 2000, in conformity with generally accepted accounting principles of the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TANNER + CO.
Salt Lake City, Utah
March 4, 2002

INVESTNET, INC.
(A Development Stage Company)

                                  Balance Sheet
                                  December 31,


              Assets                                            2001          2000
              ------
                                                              ---------     --------



Current assets - cash                                         $  41,481     $  1,904
Other assets - option agreement                                  40,000       30,000
                                                              ---------     --------

                                                              $  81,481     $ 31,904
                                                              ---------     --------

              Liabilities and Stockholders' Equity

Accounts payable                                              $   1,167     $  7,458
Related party note payable                                            -       29,980
                                                              ---------     --------
                                                                  1,167       37,438
                                                              ---------     --------

Commitments and contingencies                                         -            -

Stockholders' equity (deficit):
     Preferred stock, $.001 par value, 5,000,000 shares               -            -
       authorized, no shares issued or outstanding
     Common stock, $.001 par value, 45,000,000 shares            10,500          500
       authorized, 10,500,000 shares and 500,000 shares
       issued and outstanding, respectively
     Additional paid-in capital                                  94,500        4,500
     Deficit accumulated during development stage              (24,686)     (10,534)
                                                              ---------     --------

                  Total stockholders' equity (deficit)           80,314      (5,534)
                                                              ---------     --------

                                                              $  81,481     $ 31,904
                                                              ---------     --------






                 See accompanying notes to financial statements.
                                                                             F-3

INVESTNET, INC.
(A Development Stage Company)

                             Statement of Operations




                                                             March 16, 2000     March 16, 2000
                                               Year Ended  (Date of Inception) (Date of Inception)
                                               December 31, to December 31,     to December 31,
                                                  2001          2000              2001
                                               ----------    -----------      ------------

Revenues                                       $        -    $         -      $          -


General and administrative costs                   14,152         10,534            24,686
                                               -----------   -----------      ------------

                  Loss before income taxes       (14,152)       (10,534)          (24,686)

Provision for income taxes                              -             -                  -
                                               ----------    -----------      ------------

                  Net loss                     $ (14,152)    $  (10,534)      $   (24,686)

                                               ----------    -----------      ------------

Loss per common share - basic and diluted      $        -    $     (.02)

                                               ----------    -----------

Weighted average common shares - basic and
diluted                                         4,281,000       500,000
                                               ----------    -----------





See accompanying notes to financial statements.                              F-4

INVESTNET, INC.
(A Development Stage Company)

                                     Statement of Stockholders' Equity (Deficit)

                         March 16, 2000 (Date of Inception) to December 31, 2001



                                                  Preferred Stock     Common Stock     Additional  Deficit
                                                                                        Paid-in   Accumulated
                                                                                                  During the
                                                                                                  Development
                                                   Shares Amount   Shares      Amount   Capital     Stage         Total
                                                     ---   ----  ----------   -------  --------   ---------     -----------

Balance at March 16, 2000 (date of inception)          -   $  -           -   $     -  $      -   $       -     $         -

Issuance of common stock for
  cash at $.01 per share                               -      -     500,000       500     4,500           -           5,000

Net loss                                               -      -           -         -         -    (10,534)        (10,534)
                                                     ---   ----    --------   -------  --------   ---------      ----------

Balance at December 31, 2000                           -      -     500,000       500     4,500    (10,534)         (5,534)

Issuance of common stock for cash at $.01 per share    -      -  10,000,000    10,000    90,000           -         100,000

Net loss                                               -      -           -         -         -    (14,152)        (14,152)
                                                     ---    ---  ----------   -------  --------   ---------     -----------

Balance at December 31, 2001                           -   $  -  10,500,000  $ 10,500  $ 94,500   $  24,686     $    80,314
                                                     ---   ----  ----------   -------  --------   ---------     -----------







See accompanying notes to financial statements.                              F-5

INVESTNET, INC.
(A Development Stage Company)

                                                         Statement of Cash Flows

                               March 16, 2000 (Date of Inception) to December 31

                                                                 March 16, 2000      March 16, 2000
                                               Year Ended     (Date of Inception)       (Date of
                                               December 31,      to December 31,      Inception) to
                                                  2001                2000            December 31,
                                                                                          2001
                                              -----------      ----------------     ----------------

Cash flows from operating activities:
     Net loss                                 $  (14,152)      $       (10,534)     $       (24,686)

     Increase in accounts payable                 (6,291)                 7,458                1,167
                                              -----------      ----------------     ----------------

                  Net cash used in                                      (3,076)             (23,519)
                  operating activities           (20,443)
                                              -----------      ----------------     ----------------

Cash flows from investing activities-
     Increase in deposits on mineral property    (10,000)              (30,000)             (40,000)
                                              -----------      ----------------     ----------------

Cash flows from financing activities-
     Issuance of common stock                     100,000                 5,000              105,000
     Payments to proceeds from related party                             29,980                    -
       payable                                   (29,980)
                                              -----------      ----------------     ----------------

                  Net cash provided by                                                       105,000
                  financing activities             70,020                34,980
                                              -----------      ----------------     ----------------

Net increase in cash                               39,577                 1,904               41,481

Cash, beginning of period                           1,904                     -                    -
                                              -----------      ----------------     ----------------

Cash, end of period                           $    41,481                 1,904     $         41,481

                                              -----------      ----------------     ----------------





See accompanying notes to financial statements.                             F-6

INVESTNET, INC.
(A Development Stage Company)

Notes to Financial Statements

                                                      December 31, 2001 and 2000


 1.   Organization  Organization
      and           The  Company  was  organized  under the laws of the State of
      Summary of Nevada on March 16, 2000 (date of inception). The Company Significant has commenced exploration activity, but has not generated Accounting any revenues from operations to date. In this regard, the Policies Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, generated any revenues from operations. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


                    Cash and Cash Equivalents
                    For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                    Option Agreement
                    The option agreement will be accounted for as a deposit in the mining property as payments are made and will be evaluated periodically for recoverability.

                    Income Taxes
                    Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

                    Earnings Per Share
                    The computation of basic earning per common share is based on the weighted average number of shares outstanding during each period.

                    The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company has not issued any stock options or warrants since inception.







See accompanying notes to financial statements.                              F-7

INVESTNET, INC.
(A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued




1.   Organization   Concentration of Credit Risk
     and Summary The Company maintains its cash in bank deposit accounts of Significant which, at times, may exceed federally insured limits. The Accounting Company has not experienced any losses in such accounts and
     Policies       believes it is not exposed to any significant credit risk on
     Continued      cash and cash equivalents.

                    Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



2.   Going          As of December 31, 2001,  the Company's  revenue  generating
     Concern        activities are not in place,  and the Company has incurred a loss for the period then ended. To maintain the option to purchase the interest in the mineral property as discussed in note 3, the Company is also required to make substantial cash payments in 2002 for both exploration and options payments. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                    Management intends to seek additional funding through the sale of equity securities, debt financing, or related party advances. There can be no assurance that such funds will be available to the Company, or available on terms of acceptable to the Company. If the Company is not successful in obtaining such equity financing, it will be unable to continue exploration and development of the property discussed in note 3.

INVESTNET, INC.
(A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued




3.   Option         The  Company has entered  into an option  agreement  with an
     Agreement      unrelated party which grants the Company  exclusive right to acquire a 100% interest in mining property, subject to a net smelter  royalty of 4% in  consideration  of certain  option payments and  expenditures to be satisfied over the next six years. The option agreement may be terminated within 30 days
                    notice.   The  Company  has  satisfied  the  initial  option
                    payments  of $40,000  and must make five  successive  option payments by certain  dates in order to complete the purchase of the mineral property. In addition, the Company must incur a determined  amount of exploration  expenses to acquire the interest  in the  property.  As of  December  31,  2001  the
                    Company   has   not   made   any   significant   exploration
                    expenditures.   The  successive   option  payments  and  the
                    determined   amount  of   exploration   expenses   with  the
                    respective due dates are as follows:

                      Option Payment                          Amount
                      Due Date
                           June 14, 2002                      $60,000
                           June 14, 2003                      $100,000
                           June 14, 2004                      $100,000
                           June 14, 2005                      $100,000
                           June 14, 2006                      $100,000


                       Exploration Expenditure                 Amount
                       Due Date
                            July 1, 2002                       $250,000
                            July 1, 2004                       $500,000
                            July 1, 2006                       $1,000,000

INVESTNET, INC.
(A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued



4.   Related        As of December 31, 2000, the Company had a note payable to a
     Party Note     shareholder of $29,980. The note was unsecured, non-interest
     Payable        bearing, and was paid in fill on August 29, 2001


5.   Income         The difference  between income taxes at statutory  rates and
      Taxes         the amount presented in the financial statements is a result of an  increase  in the  valuation  allowance  of $3,000 and
                    $2,000 to offset the deferred  tax asset  related to the net operating  loss  carryforward.  As of December  31, 2001 and
                    2000  the   valuation   allowance   is  $5,000  and  $2,000,
                    respectively.
                    The  Company  has  net  operating  loss   carryforwards   of
                    approximately  $25,000,  which  begin to  expire in the year
                    2020. The amount of net operating loss carryforward that can be used in any one  year  will  be  limited  by  significant
                    changes  in  the   ownership  of  the  Company  and  by  the
                    applicable tax laws which are in effect at the time such carryforwards can be utilized.



6.   Supplemental   No amounts were paid for interest or income taxes from March
     Cash Flow      16, 2000 (date of inception) through December 31, 2001.
     Information


7.   Preferred      The  Company  has  authorized  up  to  5,000,000  shares  of
     Stock          preferred  stock  with a par value of $.001 per  share.  The preferred stock can be issued in various series with varying dividend rates and preferences.


8.   Recent         In July 2001, SFAS No. 141, "Business Combinations" and SFAS
     Accounting No. 142, "Goodwill and Other Intangible Assets" were issued. Pronounce- SFAS 142 addresses financial accounting and reporting for
     ments          acquired goodwill and other intangible  assets. It requires, among  other  things,  that  companies  no longer  amortized goodwill,  but instead test goodwill for impairment at least annually.  SFAS 142 is  required  to be  applied  for fiscal years  beginning  after  December 15, 2001.  Currently,  the
                    Company  has no  recorded  goodwill  and will assess how the adoption of SFAS 141 and SFAS 142 will impact its  financial
                    position   and   results   of   operations   in  any  future
                    acquisitions.

8.   Recent
     Accounting
     Pronounce-
     Ments
     Continued
                    The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applied to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and
                    (or) the normal operation of a long0lived asset, except for certain obligations of leases. This Statement amends SFAS
                    19. The effective date for this Statement is June 15, 2002. The Company will assess how the adoptions SFAS 143 will impact its financial position and future operations.


                    The FASB recently issued FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on financial position or results of operations.



9. Fair Value of The Company's financial instruments consist of cash, Financial payables, and notes payable. The carrying amount of such Instruments financial instruments approximates fair value because of the short-term nature of these items.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no changes in or disagreements with our independent accountants, Tanner + Co.

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The following table sets forth the name, age and position of each director and executive officer of InvestNet:

Name                       Age         Position

Ruairidh Campbell          39          President, Secretary, Treasurer, Director
Dr. Stewart Jackson        61          Director

Ruairidh Campbell

On March 16, 2000, Mr. Campbell was elected as an officer and director of InvestNet. He estimates that he spends approximately 10 percent of his time, approximately 5 hours per week, on InvestNet's business. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until the first annual meeting of InvestNet's shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies: EnterNet, Inc., a wholesale distributor of vitamins through the Internet from 2000 to 2001, Allied Resources Inc. (formally Allied Oil & Gas, Inc., a Canadian based oil and gas development company from 1998 to present, NovaMed, Inc., a manufacturer of medical devices from 1995 to present, and Canadian Metals Exploration Ltd., formally known as Bren-Mar Minerals, Ltd., a Canadian mineral resource development company from 1995 to 2001. Mr. Campbell is also the president and the sole director of Aswan Investments, Inc., Cairo Acquisitions, Inc. and Alexandria Holdings, Inc., three shell companies that are fully reporting under the Exchange Act of 1934.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

Dr. Stewart Jackson

On June 9, 2000, Dr. Jackson was appointed as a director of InvestNet. He will serve until the first annual meeting of InvestNet's shareholders and his successor is elected and qualified.

Dr. Jackson graduated from the University of Western Ontario with a Bachelor of Science in Geology, obtained a Master of Science degree from the University of Toronto in Stratigraphy and Mineral Deposits and earned a Ph.D. in Stratigraphy and Economic Geology from the University of Alberta. Dr. Jackson has 34 years experience in the mineral industry. He is actively involved in the exploration and development of both base and precious metal deposits in a wide range of environments for both large and small companies. Over the past five years he has been a director of several public companies involved in mineral industry including: Monument Resources, Inc., Starfire Resources, Inc., Continental Precious Minerals, Ltd., Little Squaw Gold Mining Company, Bevedis
International, Inc., Canadian Metals Exploration Ltd., and Allied Resources, Inc. Dr. Jackson has been engaged as an independent consultant over the last five years to various small exploration and development companies.

ITEM 10.  EXECUTIVE COMPENSATION

No cash compensation was paid to any of the InvestNet's executive officers, during the fiscal year ended December 31, 2001. InvestNet has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. InvestNet has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. No advances have been made or contemplated by InvestNet to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to InvestNet.

SUMMARY COMPENSATION TABLE

                                      Annual Compensation           Long Term Compensation
                                                                 Awards           Payouts
                                                                     Securities
                                                         Restricted  Underlying
                                            Other Annual   Stock      Options       LTIP      All Other
     Name and               Salary  Bonus  Compensation   Award(s)     SARs       payouts   Compensation

Principal Position    Year    ($)    ($)       ($)          ($)         (#)         ($)          ($)
Ruairidh Campbell,    2000   0.00     -         -            -           -           -            -
President, Secretary, 2001   0.00     -         -            -           -           -            -
Treasurer, Director





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

As of December 31, 2001, no officer or director of InvestNet has received any form of compensation for services rendered on our behalf, except the payment of $4,581 to Dr. Stewart Jackson, one of our directors, for exploration conducted on our property in his capacity as a consultant, neither has any form of compensation accrued to any officer or director for such services. Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services related to the implementation of our business plan. We have no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future. We have no employment contract or compensatory plan or arrangement with any executive officer of InvestNet. Our directors currently do not receive any cash compensation for their service as members of the board of directors and there are no plans to compensate our directors for their services. There is no compensation committee, and no compensation policies have been adopted.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following table sets forth, as of December 31, 2001, InvestNet's outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by InvestNet to own beneficially, more than 5% of its common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.


    Title of Class               Name and Address             Nature of   Amount of   Percent Of
                                                              Ownership   Ownership      Class

     common stock          Ruairidh Campbell, president,        legal      250,000       2.4%
                         secretary, treasurer and director
                                3310 Werner Avenue
                                Austin, Texas 77822
     common stock          Dr. Stewart Jackson, director        legal       1,000        0.0%
                                  1183 Ross Road
                              Bard, California 92222
                            All executive officers and                     251,000       2.4%
                               directors as a group
                                 (two individuals)



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, nominee for election as a director of InvestNet, or an owner of five percent of more of InvestNet's outstanding shares, or any member of their immediate family, has entered into any related transaction.

InvestNet's promoters, meaning the people who originally organized the company, are Wolf Fiedler and Ruairidh Campbell. Mr. Fiedler and Mr. Campbell have received from InvestNet the following:

     o 250,000 shares of common stock, each, for which they each paid $2,500 cash, representing a purchase price of $0.01 per share.
     o a promissory note to Wolf Fiedler in the amount of $30,000, for which Mr. Fiedler loaned $30,000 to InvestNet.

These transactions are further detailed in the following paragraphs.

On March 16, 2000, InvestNet issued 500,000 shares of common stock at $0.01 for a total of $5,000. 250,000 shares were issued to Wolf Fiedler and 250,000 shares were issued to Ruairidh Campbell, both of whom were either officers or directors at the time of issuance.

On June 16, 2000, InvestNet executed a promissory note in the amount of $30,000, that was amended on June 12, 2001, to reflect a payment date of no later than December 31, 2001 in favor of Wolf Fiedler, a shareholder. This note was paid in full on August 29, 2001.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of the period covered by this Form 10-KSB.






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2002.

                               InvestNet, Inc.

                               Name: Ruairidh Campbell


                                /S/ Ruairidh Campbell
                               --------------------------
                               Title: President and Chief Financial Officer





Signature                      Title                              Date


  /S/ Ruairidh Campbell
-----------------------
Ruairidh Campbell              President and Director             March 26, 2002


  /S/ Dr Stewart Jackson
------------------------
Dr Stewart Jackson             Director                           March 26, 2002












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                INDEX TO EXHIBITS

Exhib.   Page
No.        No.                  Description

3(i)        *     Articles of Incorporation of InvestNet, Inc.
3(ii)       *     By-laws of InvestNet, Inc.
4(ii)       *     Subscription Agreement between InvestNet and Ruairidh Campbell dated March 16, 2000.
4(iii)      *     Subscription Agreement between InvestNet and Wolf Fiedler
                  dated March 16, 2000.
10(i)       *     Option Agreement between Bow Mines, InvestNet, Inc. and Karl
                  Schindler dated June 14, 2000.
10(ii)      *     Promissory Note between InvestNet and Wolf Fiedler dated June
                  16, 2000.
10(iii)     *     Amendment to Option Agreement between Bow Mines, InvestNet,
                  Inc. and Karl Schindler dated June 11, 2001.
10(iv)      *     Amendment to Promissory Note between InvestNet and Wolf
                  Fiedler dated June 12, 2001.

* Incorporated by reference to Form 10-SB/A-7 filed July 25, 2000.





















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]