Form 10QSB
period 2002-03-31
INVESTNET INC
filed 2002-05-08
CIK 1017699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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





                 1403 East 900 South, Salt Lake City, Utah 84105
                 -----------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 582-9609
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  XX       No
                                      ----         ----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 6, 2002 was 10,500,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of March 30, 2002...................................4

Unaudited Statement of Operations for the three months ended March 31, 2002 and 2001, and the period since March 16, 2000 (Date of Inception) to March
31, 2002.......................................................................5

Unaudited Statement of Cash Flows for the three months ended March 31, 2002 and 2001, and the period since March 16, 2000 (Date of Inception) to March
31, 2002.......................................................................7

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................9

SIGNATURES....................................................................10

INDEX TO EXHIBITS.............................................................11












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Investnet, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited consolidated interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the period since inception are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                             Unaudited Balance Sheet
                              As of March 31, 2002

                                                                             March 31, 2002
                                                                               (unaudited)
                                                                                ---------

ASSETS
      Current Assets - cash                                                    $   40,914
                                                                                ---------

      Other Assets - Option Agreement                                              40,000
                                                                                ---------

            Total Assets                                                           80,914

                                                                                ---------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
                  Accounts Payable                                              $   5,573
                                                                                ---------
            Total Current Liabilities

                Total Current Liabilities                                           5,573

      Stockholders' equity
            Preferred stock - $.001 par value, 5,000,000 shares authorized;
                 no shares issued and outstanding
            Common stock - $.001 par value 45,000,000 shares authorized;
                 10,500,000 shares issued and outstanding March 30, 2002           10,500
            Additional paid in capital                                             94,500
            Accumulated Deficit during Development Stage                         (29,659)
                                                                                ---------
              Total Stockholders' Equity                                           75,341


TOTAL LIABILITIES AND EQUITY                                                    $  80,914
                                                                                ---------

                                                                                ---------


    The accompanying notes are an integral part of these financial statements

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001
                                       and
         For the period of Inception (March 16, 2000) to March 31, 2002

                                            Three Months   Three Months    March 16, 2000
                                              Ended           Ended        (inception) to
                                         March 31, 2002   March 31, 2001   March 31, 2002

                                           -----------      ----------      ----------

Revenues                                   $         -      $        -      $        -
General and Administrative Costs                 4,973             864          29,659
                                           -----------      ----------      ----------

Net Loss                                   $   (4,973)           (864)        (29,659)

                                           -----------      ----------      ----------

Loss per common share-basic and diluted    $         -               -

                                           -----------      ----------

Weighted average common shares basic
and diluted                                 10,500,000         500,000

                                           -----------      ----------



    The accompanying notes are an integral part of these financial statements

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
               For The Three Months Ended March 31, 2002 and 2001,
            and March 16, 2000 (Date of Inception) to March 31, 2002

                                                                                                 March 16,
                                                                                                    2000
                                                                      Three Months Ended       (inception) to
                                                                          March 31,               March 31,
                                                                    2002           2001            2002
                                                                  --------       --------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                      $(4,973)       $  (864)      $  (29,659)
    Adjustments to reconcile Net Loss to net cash provided by
       (used in) operations:
         Increase (decrease) in accounts payable                     4,406            438            5,573
                                                                  --------       --------      -----------
    Net cash provided by (used in ) Operating Activities             (567)          (425)         (24,086)
                                                                  --------       --------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Increase (decrease) in other assets                                  -              -         (40,000)
                                                                  --------       --------      -----------
    Net cash provided by (used in) Investing Activities                  -              -         (40,000)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party notes payable
        (net of bank fee)                                                -              -                -
    Issuance of common stock for cash                                    -              -          105,000
                                                                  --------       --------      -----------
   Net cash provided by (used in) Financing Activities                   -              -          105,000



NET CASH INCREASE (DECREASE) FOR PERIOD                              (567)          (425)           40,915

CASH, BEGINNING OF PERIOD                                           41,481          1,904                -

CASH, END OF PERIOD                                               $ 40,914       $  1,479           40,914
                                                                  ========       ========      ===========




    The accompanying notes are an integral part of these financial statements

                                 InvestNet, Inc
              Notes to Consolidated Unaudited Financial Statements
                                 March 31, 2002

1.       Organization

The Company was organized under the laws of the State of Nevada on March 16, 2000 to engage in the business of mineral exploration. The Company has only recently commenced planned operations and is considered a development stage company as defined in SFAS No. 7.

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire year.

3.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission on March 27, 2002. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN OF OPERATION

Plan of Operations
General

The inital phase of the Company's business plan over the next twelve months involves surface exploration of the property under option. Surface exploration will include the staking of additional claims as warranted, establishing a grid over the area, geological mapping, chip sampling with a ground magnetometer and VLF- EM survey as dictated by the results of the Company's exploration.

For the current fiscal quarter, the Company incurred a loss due to exploration, accounting and administrative costs. The Company's business plan is to initiate surface exploration of the property under option. Due to the nature of the Company's business it cannot determine whether it will ever generate revenues from operations.

Losses

For the three month period from January 1, 2002 to March 31, 2002, the Company recorded an operating loss of $4,973. This lack of profitability is attributable to expenses associated with exploration, accounting and administration. The Company did not generate any revenues during this period. The Company expects to continue to operate at a loss through fiscal 2002.

Capital Expenditures

The Company expended no amounts on capital expenditures for the quarterly period ending March 31, 2002.

Capital Resources and Liquidity

The Company had current assets of $40,914 and total assets of $80,914 as of the quarterly period ending March 31, 2002. These assets consist of cash on hand of $40,914 and other assets (an option agreement) of $40,000. Net stockholders' equity in the Company was $75,341 at March 31, 2002.

Cash flow used in operating activities was $567 for the three months ending March 31, 2002. Cash was used during the first three months on exploration, accounting and administrative costs.

The first phase of our business plan is to begin surface exploration of the property over which we hold an option. Surface exploration will include the staking of additional claims as warranted, establishing a grid over the area, geological mapping, chip sampling with a ground magnetometer and VLF-EM survey as dictated by the results of our exploration.

In order to maintain the option to purchase the interest in the mineral property, the Company is required to make substantial cash payments in 2002 for both exploration and option payments. The next option payment of $60,000 is due June 14, 2002 and the Company is required to expend approximately $250,000 in exploration costs prior to July 1, 2002. The Company does not currently have sufficient funds to meet these requirements and will need to raise additional funds through equity or debt financing to satisfy the obligation. There can be no assurance that the Company will be able to obtain such equity or debt financing. Should the Company be unable to make the required payments, it may lose the option to purchase the interest in the mineral property.

The Company has begun surface exploration of the property. The Company expects that during the next six calander months it will determine whether to advance to the second phase of our exploration activities. The Company could be required to seek additional financing from sources not currently anticipated. The Company has no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders will provide any portion of future financing. Additionally, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. Any inability to obtain additional financing when required could have a material adverse effect on the Company's operations, including requiring it to curtail its exploration efforts.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 11, 2001, the SEC declared effective the offering of 10,000,000 shares of the Company's common stock at an offering price of one cent ($0.01) per share pursuant to a Securities Act SB-2 registration statement identified as SEC file number 333-42970. The offering was fully subscribed and closed on August 15, 2001, on the receipt of gross proceeds to the Company of one hundred thousand dollars ($100,000).

The Company has used the proceeds of this offering through the period ended March 31, 2002 as follows:

Repayment of loan                                    $ 29,980
Registration expenses                                $  9,801
Accounting costs                                     $  4,479
Option extension payments                            $ 10,000
Exploration costs                                    $  4,580
                                                     --------
                                                      $58,840

The use of proceeds detailed above were made to entities unaffiliated with Investnet, except for the payment of $4,580 to Dr. Stewart Jackson, one of our directors for exploration costs incurred as a consultant, in accordance with the use of proceeds section in our registration statement and the repayment of a loan made by a former director.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 8th day of May, 2002.




INVESTNET, INC.


  /s/ Ruairidh Campbell
-----------------------
Ruairidh Campbell
President and Director

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