Form 10QSB
period 2002-06-30
INVESTNET INC
filed 2002-08-14
CIK 1017699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)


[X]  Quarterly  report under Section 13 or 15(d) of the  Securities  Exchange
 Act of 1934 for the quarterly period ended June 30, 2002.

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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 13, 2002 was 10,500,000.

                                                 TABLE OF CONTENTS

                                                      PART I

S>

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

Unaudited Balance Sheet as of June 30, 2002.......................................................................4

Unaudited Statement of Operations for the three and six months ended June 30, 2002 and 2001, and the period since March 16, 2000 (Date of Inception) to June 30, 2002..........................................5

Unaudited Statement of Cash Flows for the six months ended June 30, 2002 and 2001, and the period since March 16, 2000 (Date of Inception) to June 30, 2002..................................................6

Notes to Consolidated Unaudited Financial Statements..............................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................8

                                                      PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .10

SIGNATURES.......................................................................................................10

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
 NDEX TO EXHIBITS................................................................................................11












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                                      PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Investnet, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and comparable statements for the previous year, and the period since inception are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                                    Investnet, Inc.
                                            (A Developmental Stage Company)
                                                Unaudited Balance Sheet
                                                  As of June 30, 2002

                                                                                                     June 30, 2002
                                                                                                      (unaudited)
                                                                                                ------------------------

ASSETS
      Current Assets - cash                                                                 $                     28,804
                                                                                                ------------------------

      Other Assets - Option Agreement                                                                             40,000
                                                                                                ------------------------

            Total Assets                                                                                          68,804

                                                                                                ------------------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities - accounts payable                                                  $                    5,558

      Stockholders' equity
            Preferred stock - $.001 par value, 5,000,000 shares authorized;
                 no shares issued and outstanding                                                                      -
            Common stock - $.001 par value 45,000,000 shares authorized;
                 10,500,000 shares issued and outstanding June 30, 2002                                           10,500
            Additional paid in capital                                                                            94,500
            Accumulated Deficit during Development Stage                                                         (41,754)
                                                                                                ------------------------

             Total Stockholders' Equity                                                                           63,246
                                                                                                ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                                     $                   68,804
                                                                                                ------------------------

                                                                                                ------------------------


    The accompanying notes are an integral part of these financial statements

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
            For the Three and Six Months Ended June 30, 2002 and 2001
                                       and
          For the period of Inception (March 16, 2000) to June 30, 2002

                         Three Months             Three Months             Six Months              Six Months        March 16, 2000
                         Ended                     Ended                   Ended                   Ended             (inception) to
                         June 30, 2002            June 30, 2001           June 30, 2002           June 30, 2001       June 30, 2002
                        --------------------      -------------------      -----------------       -----------------  -------------

Revenues              $                    -    $                   -   $                  -    $                  -  $           -
General and                           12,095                    4,070                 17,068                   4,934         41,754
Adminstrative Costs     --------------------      -------------------      -----------------       -----------------   ------------

Net Loss              $             (12,095)    $             (4,070)   $           (17,068)    $            (4,934)   $   (41,754)

                        --------------------      -------------------      -----------------       -----------------    -----------

Loss per common
share-
basic and diluted     $                 0.00    $              (0.01)   $               0.00    $      (0.01)
                                                         ============                                ==========




Weighted average common shares -
       basic and diluted                    10,500,000                  500,000             10,500,000                 500,000




    The accompanying notes are an integral part of these financial statements

                                 Investnet, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
                 For The Six Months Ended June 30, 2002 and 2001
             and March 16, 2000 (Date of Inception) to June 30, 2002

                                                                                                                March 16,
                                                                                                                  2000
                                                                             Six Months Ended                (inception) to
                                                                                 June 30,                     June 30, 2002
                                                                                                            -----------------
                                                                              2002              2001
                                                                         -------------      ------------    -----------------

                                                                         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                            $     (17,068)     $     (4,934)    $        (41,754)
    Adjustments to reconcile Net Loss to Net Cash used in operations:
         Increase in accounts payable                                            4,391             4,503                5,558
                                                                         -------------      ------------    -----------------
    Net cash provided by (used in ) Operating Activities                      (12,677)             (431)             (36,196)
                                                                         -------------      ------------    -----------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Increase (decrease) in other assets                                        (6,000)                 -             (40,000)
                                                                         -------------      ------------    -----------------
    Net cash provided by (used in) Investing Activities                        (6,000)                 -             (40,000)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock for cash                                                -                 -              105,000
                                                                         -------------      ------------    -----------------
   Net cash provided by (used in) Financing Activities                               -                 -              105,000
                                                                         -------------      ------------    -----------------



NET CASH INCREASE (DECREASE) FOR PERIOD                                       (12,677)             (431)               28,804

CASH, BEGINNING OF PERIOD                                                       41,481             1,904                    -
                                                                         -------------      ------------    -----------------

CASH, END OF PERIOD                                                     $       28,804     $      1,473     $          28,804
                                                                         =============      ============    =================




    The accompanying notes are an integral part of these financial statements

                                 INVESTNET, INC
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2002


1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10KSB, filed with the Securities and Exchange Commission on March 27, 2002. These statements do include all normal recurring adjustments which the Company believes are necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

2.  Inherent Uncertainty and the Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (GAAP) requires management to make some assumptions with regard to accounts payables, valuation of assets or impairment thereof, and the future viability of company plans and objectives. These assumptions have inherent risks to investors if the assumptions made, do not materialize or the outcomes of those assumptions is materially different from projections. Management has elected to take a conservative stance with regard to the above assumptions. Valuation of assets is performed at the lower of cost or market taking into account any potential impairments, and accounts payable are valued at the highest reasonable expectation. These two factors may tend to present a somewhat more negative view of the Company's financial position, but the Company feels this will be more beneficial to stockholders than may be presented if the conservative stance was not assumed.

3.  Additional Footnotes Included by Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the Form 10KSB, filed with the Securities and Exchange Commission on March 27, 2002. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

General

The Company holds an option to explore, identify and develop a gold, silver and other precious metals property located in the vicinity of the city of Greenwood, British Columbia, Canada known as the Bow Mines Property. The Bow Mines Property and surrounding areas have a history of producing precious metals that indicates a potential for new economically feasible recoveries.

The terms of the Company's option have been extended to permit the Company additional time for further preliminary exploration on the property prior to committing significant additional expenditures. The time period in which the Company must meet the fourth option payment of $60,000 and satisfy the initial exploration expenditures of $250,000 has been extended until August 31, 2002 with the possibility of extending that date for an additional two months.

Work conducted by the Company on the property to date has included prospecting for additional claims, following up on geochemical and geophysical anomalies, locating and sampling of drill core and grab samples, running preliminary assays, and examining existing tunneling on the property. The Company has now identified certain mineralized veins that are undocumented from previous workings and intends to proceed immediately with a surface re-examination and re-sampling of these newly discovered geochemical anomalies.

The Company remains encouraged by these developments and expects to be able to make a final determination as to whether to proceed to the next stage of its exploration of the Bow Mines Property within the next two months.

For the current fiscal quarter, the Company incurred a loss due to exploration, accounting and administrative costs. Due to the nature of the Company's business it cannot determine whether it will ever generate revenues from operations.

Losses

For the three month period from April 1, 2002 to June 30, 2002, the Company recorded an operating loss of $12,095. For the six months ended June 30, 2002, the Company recorded an operating loss of $17,068. This lack of profitability is attributable to expenses associated with exploration, accounting and administration. The Company did not generate any revenues during this period. The Company expects to continue to operate at a loss through fiscal 2002.

Capital Expenditures

The Company expended no amounts on capital expenditures for the six month period ending June 30, 2002.

Capital Resources and Liquidity

The Company had current assets of $28,804 and total assets of $68,804 as of the quarter ended June 30, 2002. These assets consist of cash on hand of $28,804 and other assets (an option agreement) of $40,000. Net stockholders' equity in the Company was $63,246 at June 30, 2002.

Cash flow used in operating activities was $12,677 for the six months ending June 30, 2002. Cash was used during the first six months on exploration, accounting, administrative costs and an extension on the option agreement that postponed the exploration investment with a requisite option payment under said agreement.

In order to maintain the option to purchase the interest in the mineral property, the Company is required to make substantial cash payments in 2002 for both exploration and option payments. The option payment of $60,000 and the required exploration expenditures of $250,000 have been extended until August 31, 2002 with the payment of $6,000 to the property owners. The Company does not currently have sufficient funds to meet these requirements and will need to raise additional funds through equity or debt financing to satisfy these obligations.

The Company has no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders will provide any portion of future financing. Further, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. The inability to obtain additional financing when required would have a material adverse effect on the Company's operations, including requiring it to curtail its exploration efforts.


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

The Company has used the proceeds of this offering through the period ended June 30, 2002 as follows:

Repayment of loan                                    $29,980
Registration expenses                                $  9,801
Accounting costs                                     $  4,860
Option extension payments                            $16,000
Exploration costs                                    $  5,580
Other general administrative costs                   $  4,975
                                                     --------
                                                      $71,196

The use of proceeds detailed above were made to entities unaffiliated with the Company, except for the payment of $4,580 to Dr. Stewart Jackson, one of our directors for exploration costs incurred as a consultant, in accordance with the use of proceeds section in our registration statement and the repayment of a loan made by a former director.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of August, 2002.




INVESTNET, INC.



/s/ Ruairidh Campbell                                           August 13, 2002
-----------------------------------------------------------------------
Ruairidh Campbell
President, Chief Financial Officer and Director


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of InvestNet, Inc. on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, sole Executive Officer of InvestNet, Inc., certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) This 10-QSB complies with the requirements of section 13 (a) or 15 (d) of the Exchange Act; and

   (2) The financial information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and result of operations of InvestNet, Inc.



/s/ Ruaridh Campbell
--------------------------------------
Ruairidh Campbell
Sole Executive Officer

                                INDEX TO EXHIBITS

EXHIBIT  PAGE   DESCRIPTION
NO.      NO.

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