Form 10QSB
period 2002-09-30
INVESTNET INC
filed 2002-11-14
CIK 1017699

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

                                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 12, 2002 was 10,500,000.


                                                 TABLE OF CONTENTS

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

Unaudited Balance Sheet as of September 30, 2002..................................................................4

Unaudited Statement of Operations for the three and nine months ended September 30, 2002 and 2001, and the period since March 16, 2000 (Date of Inception) to September 30, 2002.....................................5

Unaudited Statement of Cash Flows for the nine months ended September 30, 2002 and 2001, and the period since March 16, 2000 (Date of Inception) to September 30, 2002.............................................6

Notes to Consolidated Unaudited Financial Statements..............................................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................8

ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..9

                                                      PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

SIGNATURES.......................................................................................................10

INDEX TO EXHIBITS................................................................................................12












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]






                                                      PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to InvestNet, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.
Unaudited condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and comparable statements for the previous year, and the period since inception are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]












                                                    Investnet, Inc.
                                            (A Developmental Stage Company)
                                                Unaudited Balance Sheet
                                                As of September 30, 2002
                                                                                                   September 30, 2002
                                                                                                      (unaudited)
                                                                                                ------------------------

ASSETS
      Current Assets - cash                                                                 $                     19,700
                                                                                                ------------------------
            Total Assets                                                                                          19,700

                                                                                                ------------------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities - accounts payable                                                  $                    1,350

      Stockholders' equity
            Preferred stock ( $.001 par value), 5,000,000 shares authorized;
                 no shares issued and outstanding                                                                      -
            Common stock ( $.001 par value) 45,000,000 shares authorized;
                 10,500,000 shares issued and outstanding September 30, 2002                                      10,500
            Additional paid in capital                                                                            94,500
            Accumulated Deficit during Development Stage                                                        (86,650)
                                                                                                ------------------------

             Total Stockholders' Equity                                                                           18,350
                                                                                                ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $                   19,700
                                                                                                ------------------------

                                                                                                ------------------------


    The accompanying notes are an integral part of these financial statements























                                 Investnet, Inc.
                         (A Developmental Stage Company)
                       Unaudited Statements of Operations
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                       and
       For the period of Inception (March 16, 2000) to September 30, 2002
                                         Three Months             Three Months          Nine Months      Nine Months  March 16, 2000
                                            Ended                  Ended                Ended              Ended      (inception) to
                                         September 30,         September 30,          September          September     September 30,
                                             2002                  2001               30, 2002           30, 2001               2002
                                     --------------------   -------------------   -----------------  -----------------  -----------

Revenues                           $                    -  $                  -  $                -  $               -   $        -
Impairment Loss                                    40,000                     -              40,000                  -       40,000
General and Administrative Costs                    4,896                 1,611              21,964              6,545       46,650
                                     --------------------   -------------------   -----------------  -----------------    ---------
Loss before income taxes                         (44,896)               (1,611)            (61,964)            (6,545)     (86,650)
Income tax benefit                                      -                     -                   -                  -            -
                                     --------------------   -------------------   -----------------  -----------------    ---------

Net Loss                           $             (44,896)               (1,611)            (61,964)            (6,545)     (86,650)

                                     --------------------   -------------------   -----------------  -----------------    ---------

Loss per common share-

      basic and diluted            $                 0.00                  0.00             (0.01)                0.00



                                     --------------------   -------------------   -----------------  -----------------

Weighted average common shares -
      basic and diluted                        10,500,000             5,250,000          10,500,000          2,185,000




    The accompanying notes are an integral part of these financial statements





















                                                       Investnet, Inc.
                                               (A Developmental Stage Company)
                                             Unaudited Statements of Cash Flows
                                    For The Nine Months Ended September 30, 2002 and 2001
                                and March 16, 2000 (Date of Inception) to September 30, 2002
                                                                                                            March 16, 2000
                                                                                                            (inception) to
                                                                          Nine Months Ended                 September 30,
                                                                            September 30,                        2002
                                                                                                         --------------------
                                                                           2002             2001
                                                                      -------------     -------------    --------------------

                                                                      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                      $        (61,964)           (6,545)                (86,650)
    Adjustments to reconcile Net Loss to Net Cash used in operations:
         Impairment of option agreement                                      40,000                 -                  40,000
         Increase in accounts payable                                           183           (6,291)                   1,350
                                                                      -------------     -------------    --------------------
    Net cash used in Operating Activities                                  (21,781)          (12,836)                (45,300)
                                                                      -------------     -------------    --------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in Option Agreement                                                  -                 -                (40,000)
                                                                      -------------     -------------    --------------------
    Net cash provided by Investing Activities                                     -                 -                (40,000)
                                                                      -------------     -------------    --------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party notes payable (net of bank
    fee)                                                                          -       (29,980)                          -
    Issuance of common stock for cash                                       -              100,000                    105,000
                                                                      -------------     -------------    --------------------
   Net cash provided by (used in) Financing Activities                            -            70,020                 105,000
                                                                      -------------     -------------    --------------------



NET CASH INCREASE (DECREASE) FOR PERIOD                                    (21,781)            57,184                  19,700

CASH, BEGINNING OF PERIOD                                                    41,481             1,904                       -
                                                                      -------------     -------------    --------------------

CASH, END OF PERIOD                                               $          19,700            59,088                  19,700
                                                                      =============     =============    ====================

                      The accompanying notes are an integral part of these financial statements





                                 INVESTNET, INC
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2002


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

3. Going Concern

At September 30, 2002 the Company has an accumulated deficit, having incurred losses since inception as well as negative cash flow from operations. Further, the Company's option agreement to explore and potentially develop the Bow Mines property has terminated. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. The Company intends to begin seeking a potential merger partner and cash infusion through a reverse acquisition transaction. There can be no assurance that the Company will be successful in these efforts.

4.  Additional Footnotes Included by Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the Form 10-KSB, filed with the Securities and Exchange Commission on March 27, 2002. Therefore, those footnotes are included herein by reference.







ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

General

The Company had an option to explore, identify and develop a gold, silver and other precious metals property located in the vicinity of the city of Greenwood, British Columbia, Canada known as the Bow Mines Property expired on August 31,
2002. Despite initial exploratory success in identifying new mineralized veins, not documented from prior workings of the Bow Mines Property, the Company was unable to secure a funding commitment to maintain the option and continue on to the next phase of its exploration program. Due to this inability to obtain funding, the Company made the decision to abandon the option.

The Company's plan of operation for the remainder of the year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company believes that it has sufficient capital to continue operations until the end of the current fiscal year, but there can be no assurance that this expectation will be realized.

For the current fiscal quarter, the Company incurred a loss due to the impairment of the option agreement, accounting and other administrative costs.

Losses

For the three month period ended September 30, 2002, the Company recorded an operating loss of $44,896. For the nine months ended September 30, 2002, the Company recorded an operating loss of $61,964. This lack of profitability is attributable to the impairment of the option agreement, expenses associated with exploration, accounting and administration. The Company did not generate any revenues during this period. The Company expects to continue to operate at a loss through fiscal 2002.

Capital Expenditures

The Company expended no amounts on capital expenditures for the nine month period ending September 30, 2002.

Capital Resources and Liquidity

The Company had total assets of $19,700 as of the quarter ended September 30, 2002. These assets consist of cash on hand of $19,700. Net stockholders' equity in the Company was $18,350 at September 30, 2002.

Cash flow used in operating activities was $21,780 for the nine months ending
September 30, 2002. Cash was used during the first nine months on exploration, accounting, administrative costs and an extension on the option agreement that postponed the exploration investment with a requisite option payment under said agreement.







ITEM 4. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

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

The Company has used the proceeds of this offering through the period ended
September 30, 2002 as follows:

Repayment of loan                                    $29,980
Registration expenses                                $  9,801
Accounting costs                                     $ 9,838
Option extension payments                            $16,000
Exploration costs                                    $ 11,292
Other general administrative costs                   $  4,975
                                                     --------
                                                     $81,886

The use of proceeds detailed above were made to entities unaffiliated with the Company, except for the payment of $8,706 to Dr. Stewart Jackson, one of our directors for exploration costs incurred as a consultant, in accordance with the use of proceeds section in our registration statement and the repayment of a loan made by a former director.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.  No reports on Form 8-K were filed during the period covered by this Form
         -------------------
         10-QSB.








                                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of November, 2002.

INVESTNET, INC.



/s/ Ruairidh Campbell                                         November 13, 2002
---------------------
Ruairidh Campbell
President, Chief Financial Officer and Director








































CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF
1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

I, Ruairidh Campbell, chief executive officer and chief financial officer of InvestNet, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of InvestNet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002

/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer





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

3(ii)                               * Bylaws of the Company, as amended
                                    (incorporated herein by reference from
                                    Exhibit 3(ii) of the Company's SB-2 as filed with the Securities and Exchange Commission on August 3, 2000).

99.1              13                Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the
                                    Sarbanes-Oxley Act of 2002







































EXHIBIT 99.1

                                  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange
Commission on the date hereof, I, Ruairidh Campbell, chief executive officer and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section
1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-QSB complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act;
and

(2) The financial information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and result of operations of the Company



/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer
November 13, 2002