Form 10KSB
period 2002-12-31
INVESTNET INC
filed 2003-03-18
CIK 1017699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 000-33097
                                 ---------

                                 INVESTNET, INC
                                 ---------------
                 (Name of Small Business Issuer in Its Charter)


                     Nevada                                    87-0650263
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation orOrganization)

                 1403 East 900 South, Salt Lake City, Utah 84105
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 582-9609
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


      Title of Each Class        Name of each Exchange on Which Registered
      -------------------        ------------------------------------------
Common Stock ($0.001 Par Value)                     None

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes    X                  No
                                        ------                   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The registrant's net sales for the year ended December 31, 2002, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $16,246,250 based on the average closing bid and asked prices for the common stock on March 12, 2003.

At March 14, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 10,500,000.


                                                 TABLE OF CONTENTS
                                                      PART I

                                                                                Page
Item 1.           Description of Business..........................................3

Item 2.           Description of Property..........................................6

Item 3.           Legal Proceedings................................................6

Item 4.           Submission of Matters to a Vote of Security-Holders..............6


                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.........7

Item 6.           Management's Discussion and Analysis or Plan of Operation........7

Item 7.           Financial Statements.............................................8

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure.............................11



                                                    PART III......

Item 9.           Directors and Executive Officer.................................12

Item 10.          Executive Compensation..........................................13

Item 11.          Security Ownership of Certain Beneficial Owners and Management..13

Item 12.          Certain Relationships and Related Transactions..................13

Item 13.          Exhibits, List and Reports on Form 8-K..........................14

Item 14.          Controls and Procedures.........................................14

                  Signatures......................................................15








                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Corporate History.

As used herein the term Company refers to InvestNet, Inc., unless the context indicates otherwise. InvestNet, Inc. was incorporated in Nevada on March 16, 2000 for the purpose of exploring for precious metals. On June 16, 2000, the Company obtained an option to explore, identify and develop a gold, silver and other precious metals property located in the vicinity of the city of Greenwood, British Columbia, Canada known as the Bow Mines Property. The Bow Mines property is a gold-silver vein prospect with a regional history of precious metals recovery. Despite initial exploratory success in identifying new mineralized veins, not documented from prior workings of the Bow Mines Property, the Company was unable to secure a funding commitment to maintain the option and continue on to the next phase of its exploration program. Due to this inability to obtain funding, the Company made the decision to abandon the option which expired on August 31, 2002.

Selection of a Business.

The Company is now considering other business opportunities either through merger or acquisition that might create value for our shareholders. We have no day-to-day operations at the present time. Our sole officer and director devotes limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that they consider to be of exceptional quality. As a result of that policy the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be it's competitive disadvantages when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. However, due to the Company's limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.






Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target's products or services, or the failure to realize profits.

While the Company does not intend to rule out its consideration of any particular business or industry segment, management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high- technology, communication technologies, information services and biotechnology industry segments.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation.

Acquisition of Business.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company's sole officer and director may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code").
In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Operation of Business After Acquisition.

The Company's operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

Government Regulation.

The Company cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition.

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees.

The Company currently has no employees. Our executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Reports to Security Holders.

The Company's annual report will contain audited financial statements. The
Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders unless requested by same. The Company files all of its required information with the Securities and Exchange Commission ("SEC").


The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W.,
Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.
Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.
Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that we will adopt a provision for compensating directors in the future.

ITEM 2.                  DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1403 East 900 South, Salt Lake
City, Utah 84105. The office space is owned by Ruairidh Campbell, our sole officer, director, and a substantial shareholder of the Company. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS







No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

                                     PART II

                  ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE
                  REGISTRANT'S COMMON
                  EQUITY AND OTHER SHAREHOLDER MATTERS

The Company's common stock is traded on Over the Counter Bulletin Board under the symbol IVNE.OB.

The table below sets forth the high and low sales prices for the Company's common stock since a quote was obtained on the Over the Counter Bulletin Board in the third quarter of 2002. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


Year           Quarter Ended                High                   Low
-------------- ---------------------------- ---------------------- ---------------------
2002           September 30                 $1.27                  $0.95
----
-------------- ---------------------------- ---------------------- ---------------------
               December 31                  $3.25                  $1.25
-------------- ---------------------------- ---------------------- ---------------------

Record Holders

As of March 14, 2003, there were approximately 33 shareholders of record holding a total of 10,500,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

                      ITEM 6 MANAGEMENTS PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified.

The Company projects that if no acquisition candidate is found for the Company within the next twelve months its operating requirements will not exceed $5,000.
Further, the Company's president, Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the SEC and those costs will accrue on the Company's balance sheet.

Nonetheless, the Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $88,865 as of December 31, 2002. The Company's ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining funding from private placement sources;
(2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

                          ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2002 are attached hereto as pages F-1 through F-11.






INVESTNET, INC.
(A Development Stage Company)
Financial Statements
December 31, 2002 and 2001







INVESTNET, INC.
(A Development Stage Company)
Financial Statements
Index to Financial Statements









                                                                Page


Independent Auditors' Report                                    F-2


Balance Sheet                                                   F-3


Statement of Operations                                         F-4


Statement of Stockholders' Equity (Deficit)                     F-5


Statement of Cash Flows                                         F-6


Notes to Financial Statements                                   F-7










                          INDEPENDENT AUDITORS' REPORT



To the Stockholders' and
Board of Directors of
Investnet, Inc.


We have audited the accompanying balance sheet of Investnet, Inc. (a development stage company), as of December 31, 2002 and 2001 and the related statements of operations and stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001 and the period from March 16, 2000 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investnet, Inc. (a development stage company), as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended December 31, 2002 and 2001 and the period from March 16, 2000 (date of inception) to December 31, 2002, in conformity with generally accepted accounting principles of the United
States of America.

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

Tanner + Co.
Salt Lake City, Utah
February 20, 2003





                                                                                           INVESTNET, INC.
                                                                             (A Development Stage Company)

                                                                                             Balance Sheet

                                                                                              December 31,




                           Assets                                                    2002              2001
                           ------
                                                                        ----------------- -----------------


Current assets - cash                                                    $          16,803  $          41,481
Other assets - option agreement                                                          -             40,000
                                                                        ------------------ ------------------

                                                                         $          16,803  $          81,481
                                                                        ------------------ ------------------

----------------------------------------------------------------------- ------------------ ------------------

                           Liabilities and Stockholders' Equity

Accounts payable                                                         $             668  $           1,167

                                                                                       668              1,167
                                                                        ------------------ ------------------

Commitments and contingencies                                                            -                  -

Stockholders' equity:
                     Preferred stock, $.001 par value, 5,000,000 shares                  -
                   authorized, no shares issued or outstanding
                       Common stock, $.001 par value, 45,000,000 shares             10,500             10,500
                  authorized, 10,500,000 shares issued and outstanding,
                    Additional paid-in capital                                      94,500             94,500
                           Deficit accumulated during development stage           (88,865)           (24,686)
                                                                        ------------------ ------------------

                               Total stockholders' equity                           16,135             80,314
                                                                        ------------------ ------------------

                                                                         $          16,803  $          81,481
                                                                        ------------------ ------------------




See accompanying notes to financial statements.




                                                                                           INVESTNET, INC.
                                                                             (A Development Stage Company)

                                                                                   Statement of Operations




                                                                                           March 16, 2000
                                                                                        (Date of Inception)
                                                                                          to December 31,
                                                         Years Ended December 31,
                                                       ----------------------------

                                                            2002           2001                  2002
                                                       -------------- --------------     --------------------


Revenues                                               $             -  $            -       $                -


General and administrative costs                                24,179          14,152                   48,865
Impairment loss on purchase option                              40,000               -                   40,000
                                                       -- ------------ -- ------------     --- ----------------

                               Loss before income             (64,179)        (14,152)                 (88,865)
taxes

Provision for income taxes                                           -               -                        -
                                                       -- ------------ -- ------------     --- ----------------

                               Net loss                $      (64,179)  $     (14,152)       $         (88,865)

                                                       -- ------------ -- ------------     --- ----------------

Loss per common share - basic and diluted              $         (.01)  $            -

                                                       -- ------------ -- ------------

Weighted average common shares - basic and diluted
                                                            10,500,000       4,281,000
                                                       -- ------------ -- ------------







See accompanying notes to financial statements.




                                 INVESTNET, INC.
                          (A Development Stage Company)

                        Statement of Stockholders' Equity

             March 16, 2000 (Date of Inception) to December 31, 2002


                                      Preferred Stock          Common Stock           Additional      Deficit
                                                                                       Paid-in      Accumulated
                                                                                                     During the
                                                                                                    Development
                                  --------------------------------------------------

                                  Shares         Amount   Shares         Amount        Capital         Stage       Total
                                  -------------------------------------------------------------------------------------------


Balance at March 16, 2000 )                 -  $       -              -  $             -  $            -  $          -  $         -
(date of inception
Issuance of common stock for
  cash at $.01 per share                    -          -        500,000              500           4,500             -        5,000

Net loss                                    -          -              -                -               -      (10,534)     (10,534)
                                  ----------- -- ------- -------------- -- ------------- -- ------------ -- ---------- -- ---------

Balance at December 31, 2000                -          -        500,000              500           4,500      (10,534)      (5,534)

Issuance of common stock for cash           -          -     10,000,000           10,000          90,000             -      100,000
at $.01 per share
Net loss                                    -          -              -                -               -      (14,152)     (14,152)
                                  ----------- -- ------- -------------- -- ------------- -- ------------ -- ---------- -- ---------

Balance at December 31, 2001                -          -     10,500,000           10,500          94,500      (24,686)       80,314

Net loss                                    -          -              -                -               -      (64,179)     (64,179)
                                  ----------- -- ------- -------------- -- ------------- -- ------------ -- ---------- -- ---------

Balance at December 31, 2002                -  $       -     10,500,000  $        10,500  $       94,500  $   (88,865)  $    16,135
                                  ----------- -- ------- -------------- -- ------------- -- ------------ -- ---------- -- ---------







See accompanying notes to financial statements.




                                                                                           INVESTNET, INC.
                                                                             (A Development Stage Company)

                                                                                   Statement of Cash Flows





                                                                                           March 16, 2000
                                                                                        (Date of Inception)
                                                         Years Ended December 31,         to December 31,
                                                     --------------------------------

                                                           2002            2001                  2002
                                                     ---------------- ---------------    --------------------


Cash flows from operating activities:
                    Net loss                         $        (64,179)  $      (14,152)     $          (88,865)

                    Impairment loss                             40,000                -                  40,000
                    Increase in accounts payable                 (499)          (6,291)                     668
                                                     -- -------------- -- ------------- -- -- -----------------

                               Net cash used in                                                        (48,197)
                               operating activities           (24,678)         (20,443)
                                                     -- -------------- -- -------------    -- -----------------

Cash flows from investing activities-
                    increase in deposits on mineral                  -         (10,000)                (40,000)
property
                                                     -- -------------- -- -------------    -- -----------------

Cash flows from financing activities:
                    Issuance of common stock                         -          100,000                 105,000
                    Payments to proceeds from                        -         (29,980)                       -
related party payable
                                                     -- -------------- -- -------------    -- -----------------

                               Net cash provided by                                                     105,000
                               financing activities                  -           70,020
                                                     -- -------------- -- -------------    -- -----------------

Net (decrease) increase in cash                               (24,678)           39,577                  16,803

Cash, beginning of period                                       41,481            1,904                       -
                                                     -- -------------- -- -------------    -- -----------------

Cash, end of period                                  $          16,803           41,481     $            16,803

                                                     -- -------------- -- -------------    -- -----------------






See accompanying notes to financial statements.




                                 INVESTNET, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 2002 and 2001


1.                        Organization
Organization              Investnet, Inc. (the Company) was organized under the laws of the
                          State of Nevada on March 16, 2000 (date of inception).  The
and                       Company has not generated any revenues to date.  In this regard, the Company is considered a development stage company as
Summary of                defined in SFAS No. 7 and has not, thus far, generated any revenues from operations.  The Company has, at the present time,
Significant               not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company
Accounting                and other relevant factors.

Policies

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

                          Concentration of Credit Risk
                          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.
                                                                  1.Organization










                           Use of Estimates in the Preparation of Financial Statements
and                        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make
Summary of                 estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the
Significant                date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ
Accounting                 from those estimates.

Policies

Continued

2.                         As of December 31, 2002, the Company's revenue generating
Going                      activities were not in place, and the Company has incurred a losses since inception.  These factors raise substantial doubt about the
Concern                    Company's ability to continue as a going concern.

                           Management intends to seek additional funding through the sale of equity securities. There can be no assurance that such funds will be available to the Company, or available on terms of acceptable to the Company.


3.                         The Company entered into an option agreement with an unrelated
Option                     party which granted the Company the exclusive right to acquire a
                           100% interest in a mining property, subject to a net smelter royalty of
Agreement                  4% in consideration of certain option payments and expenditures to be satisfied over the next six years.  The Company made the initial option payments of $40,000, but was unable to make the subsequent payments required in 2002 to maintain the option and to complete the purchase of the mineral property.  As a result of the Company's inability to make the minimum payments, the option expired and the initial deposit of $40,000 was expensed as an impairment loss during the year ended December 31, 2002.


4.                         The difference between income taxes at statutory rates and the
Income                     amount presented in the financial statements for the years ended
                           December 31, 2002 and 2001 is a result of an increase in the valuation
Taxes                      allowance of $12,000 and $3,000, respectively, to
                           offset the deferred tax asset related to the net
                           operating loss carryforward and impairment loss. As
                           of December 31, 2002 and 2001 the valuation allowance
                           is $17,000 and $5,000, respectively.


                                      F-8

4.                  Income
                    Taxes
                    Continued
The Company has net operating loss carryforwards of approximately $49,000, which begin to expire in the year 2020. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.


5.                         No amounts were paid for interest or income taxes from March 16,
Supplemental               2000 (date of inception) through December 31, 2002.

Cash Flow

Information

6.                         The Company has authorized up to 5,000,000 shares of preferred
Preferred                  stock with a par value of $.001 per share.  The preferred stock can be issued in various series with varying dividend rates and preferences.
Stock

7.                         The FASB recently issued FASB Statement No. 143 Accounting for
Recent                     Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement
Accounting                 of tangible long-lived assets and the associated asset retirement costs.
                           This Statement applies to all entities.  It applied to legal obligations
Pronounce-                 associated with the retirement of long-lived assets
                           that result from the acquisition, construction,
                           development and (or) the normal operation of
ments                      a long-lived asset, except for certain obligations of
                           leases. This Statement amends SFAS 19. The effective
                           date for this Statement is June 15, 2002. The Company
                           does not expect the adoption of SFAS 143 to have a
                           material impact on its financial position and future
                           operations.

                           During the year ended December 31, 2002, the Company adopted FASB Statement No. 144, Accounting for the
                           Impairment and Disposal of Long-Lived Assets. The new guidance resolved significant implementation issues related to FASB Statement No. 121, Accounting for the
                           Impairment of Long-Lived Assets and for Long-Lived
                           Assets to be Disposed of. Statement 144 was effective for fiscal years beginning after December 15, 2001.
                           The adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

7.                  Recent
                    Accounting
                    Pronounce-
                    ments








                                   Continued In April 2002, the FASB issued SFAS
                            No. 145,  "Rescission of FASB  Statements No. 4, 44,
                            and 64,  Amendment  of FASB  Statement  No.  13, and
                            Technical  Corrections." This statement requires the
                            classification   of   gains  or   losses   from  the
                            extinguishment  of debt to meet the  criteria of APB
                            Opinion   No.   30   "Reporting   the   Results   of
                            Operations--Reporting  the  Effects of Disposal of a
                            Segment of a Business,  and  Extraordinary,  Unusual
                            and Infrequently  Occurring Events and Transactions"
                            before they can be  classified as  extraordinary  in
                            the income  statement.  As a result,  companies that
                            use  debt  extinguishment  as  part  of  their  risk
                            management  cannot  classify  the gain or loss  from
                            that extinguishment as extraordinary.  The statement
                            also requires sale-leaseback  accounting for certain
                            lease   modifications  that  have  economic  effects
                            similar to sale-leaseback transactions.  The Company
                            does not expect the  adoption  of SFAS 145 to have a
                            material impact on its financial  position or future
                            operations.

                           In June 2002, the Financial Accounting Standards
                           Board issued Statement No. 146, "Accounting for Costs
                           Associated with Exit or Disposal Activities." This
                           Standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                           In December 2002, the Financial Accounting Standards
                           Board ("FASB") issued SFAS No. 148 "Accounting for
                           Stock-Based Compensation--Transition and
                           Disclosure--an amendment of FASB Statement No. 123,
                           "which is effective for all fiscal years ending after
                           December 15, 2002. SFAS No. 148 provides alternative
                           methods of transition for a voluntary change to the
                           fair value based method of accounting for stock-based
                           employee compensation under SFAS No. 123 from the
                           intrinsic value-based method of accounting prescribed
                           by Accounting Principles Board Opinion No. 25. SFAS
                           128 also changes the disclosure requirements of SFAS
                           123, requiring a more prominent disclosure of the
                           pro-forma effect of the fair value- based method of
                           accounting for stock-based compensation. The adoption
                           of SFAS No. 148 by the Company did not have a
                           material impact on the Company's financial position
                           or future operations.
8.                         The Company's financial instruments consist of cash, payables, and
Fair Value of              notes payable.  The carrying amount of such financial instruments approximates fair value because of the short-term nature of these
Financial                  items.

Instruments

                                      F-10


             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS O
              ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.









                                    PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
              PERSONS

The officers and directors of the Company as of December 31, 2002 are as follows:

 Name                       Age     Position

 Ruairidh Campbell           39      president, chief financial officer and director


Mr. Campbell was appointed as an officer and director of the Company in April of 1995. He estimates that he will spend approximately 10 percent of his time, approximately 5 hours per week, on the Company's business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company's shareholders and his successor is elected and qualified.
Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Campbell graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris
Doctorate with an emphasis in corporate law, including securities and taxation.
Over the past five years he has been an officer and director of several public companies: NovaMed, Inc. a former medical device manufacturer from April 1995 to present (president, chief financial officer, director), Montana Mining Corp. a mineral resource exploration company from December 1999 to present (president, chief financial officer, director), Allied Resources Inc., an oil and gas development company from 1998 to present (president, chief financial officer, director), EnterNet, Inc.) an internet vitamin retailer from February 2000 to July 2001 (president, chief financial officer, director) and Bren-Mar Minerals, Ltd. a mineral resource development company from 1995 to May 2001 (president, chief financial officer, director).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of any individuals or entities who during the period ended
December 31, 2002 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.









ITEM 10.        EXECUTIVE COMPENSATION

The following table provides summary information for the years 2002, 2001 and 2000 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of president and the only other employee to receive compensation in excess of $100,000.

                                        SUMMARY COMPENSATION TABLE


                                         Annual Compensation                          Long Term Compensation
                                                                     --------------------------------------------------------

                                                                               Awards                       Payouts

   Name and Principal                                                      Restricted      Securities                   All Other
        Position                                         Other Annual        Stock         Underlying                  Compensation
                                    Salary     Bonus     Compensation       Award(s)        Options        LTIP            ($)
                           Year      ($)        ($)           ($)             ($)             SARs        payouts
                                                                                              (#)           ($)
------------------------ -------- ---------- --------- ----------------- --------------  -------------- -----------  --------------
   Ruairidh Campbell,    2002         -          -             -               -               -             -              -
    President, Chief     2001         -          -             -               -               -             -              -
 Financial Officer and   2000         -          -             -               -               -             -              -
        Director
------------------------ -------- ---------- --------- ----------------- --------------  -------------- -----------  --------------

Compensation of Directors

The Company's director is not currently compensated for his service as a director of the Company.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                       AND
                                   MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 14, 2003, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.


  Title of Class             Name and Address of                 Amount and nature of              Percent of Class
                            Beneficial Ownership                 Beneficial Ownership
-------------------  ----------------------------------- -------------------------------------  -----------------------
      Common                  Ruairidh Campbell                         250,000                          2.4%
       Stock                600 Westwood Terrace                         Legal
                             Austin, Texas 78746
-------------------  ----------------------------------- -------------------------------------  -----------------------
      Common             All Executive Officers and                     250,000                          2.4%
       Stock                Directors as a Group
-------------------  ----------------------------------- -------------------------------------  -----------------------

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS








Other than as disclosed below, no director, executive officer, nominee for election as a director of the Company, or an owner of five percent of more of the Company's outstanding shares, or any member of their immediate family, has entered into any related transaction.

These transactions are further detailed in the following paragraphs.

The Company's promoters, meaning the people who originally organized the company, include
Ruairidh Campbell.  Mr. Campbell received from the Company the following:

- 250,000 shares of common stock, each, for which he paid $2,500 cash, representing a purchase price of $0.01 per share.


On March 16, 2000, the Company issued 250,000 shares of common stock at $0.01 for a total of $2,500 to Ruairidh Campbell who was an officer and director at the time of issuance pursuant to section 4(2) of the Securities Act in a private transaction that did not include a public offering.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits.

     Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-KSB, which is incorporated herein by reference.

             (b) Reports on Form 8-K. The Company filed no Form 8K's
                 during the last quarter of the
                 period covered by this Form 10-KSB.

ITEM 14.   CONTROLS AND PROCEDURES

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








SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2003



InvestNet, Inc.


/s/Ruairidh Campbell
-----------------------------------------------------------------
Ruairidh Campbell, President/CFO and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                               Title                                            Date
/s/ Ruairidh Campbell                   Director                                         March 14th , 2003
------------------------------
Ruairidh Campbell










        CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE
       ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Ruairidh Campbell,  president and chief financial officer of InvestNet, Inc.
certify that:

1. I have reviewed this annual report on Form 10-KSB of InvestNet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Ruairidh Campbell
Ruairidh Campbell, president and chief financial officer







                                INDEX TO EXHIBITS
EXHIBIT       PAGE
NO.           NO.       DESCRIPTION

3(i)        *          Articles of Incorporation of InvestNet, Inc.
3(ii)       *          By-laws of InvestNet, Inc.
4(ii)       *          Subscription Agreement between InvestNet and Ruairidh Campbell dated
                       March 16, 2000.
4(iii)      *          Subscription Agreement between InvestNet and Wolf Fiedler dated March 16,
                       2000.
10(i)       *          Option Agreement between Bow Mines, InvestNet, Inc. and Karl Schindler dated June 14, 2000.
10(ii)      *          Promissory Note between InvestNet and Wolf Fiedler dated June16, 2000.
10(iii)     *          Amendment to Option Agreement between Bow Mines, InvestNet, Inc. and
                       Karl Schindler dated June 14, 2001.
10(iv)      **         Amendment to Promissory Note between InvestNet and Wolf Fiedler dated
                       June 12, 2001.
99.1        16         Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-
                       Oxley Act of 2002.

* Incorporated by reference to Form SB-2/A filed with the SEC on October 18, 2000.

** Incorporated by reference to Form SB-2/A-7 filed with the SEC on July 25, 2001.







                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of the InvestNet, Inc. ("Company") on Form
10-KSB for the period ending December 31, 2002 as filed with the Commission on the date hereof, I, Ruairidh Campbell, president and chief financial officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This 10-KSB complies with the requirements of section 13 (a) or 15 (d) of the Securities
Exchange Act; and

(2) The financial information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ruairidh Campbell
Ruairidh Campbell, President and Chief Financial Officer

