Form 10QSB
period 2003-03-31
INVESTNET INC
filed 2003-05-15
CIK 1017699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [  ]  Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange  Act of 1934  for the  transition  period  from
                      to               .
         ------------    --------------


         Commission file number: 000-33097
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





                 1403 East 900 South, Salt Lake City, Utah 84105
               (Address of principal executive office) (Zip Code)


                                 (801) 582-9609
                           (Issuer's telephone number)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 13, 2003 was 10,500,000



                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS............................................................  3

Unaudited Balance Sheet as of March 31, 2003...........................................    4

Unaudited Statement of Operations for the three months ended March 31, 2003 and
2002 and the period since Date of Inception to March 31,
2003.............................                                                          5

Unaudited Statement of Cash Flows for the three months ended March 31, 2003 and 2002 and the period since Date of Inception to March 31, 2003.................................. 6

Notes to Unaudited Financial Statements................................................... 7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION..........................................          8

ITEM 3.  CONTROLS AND PROCEDURES......................................................     8

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................        9

SIGNATURES..............................................................................  11

INDEX TO EXHIBITS....................................................................     12














PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to InvestNet, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
















































                                                  INVESTNET, INC.
                                                  ---------------
                                           (A Development Stage Company)
                                              UNAUDITED BALANCE SHEET
                                                   March 31, 2003


                                        ASSETS


Current assets - cash                                                                       $  5,595
                                                                                               -------------------


     Total assets                                                                           $  5,595
                                                                                               ===================


                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities - accounts payable                                                      $  3,580
                                                                                               -------------------



Commitments                                                                                    -

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares

     authorized, no shares issued and outstanding                                              -
   Common stock, $.001 par value, 45,000,000 shares
     authorized, 10,500,000 shares issued and outstanding                                      10,500
   Additional paid-in capital                                                                  94,500
   Accumulated deficit                                                                         (102,985)
                                                                                               -------------------


     Total stockholders' equity                                                                2,015
                                                                                               -------------------


       Total liabilities and stockholders' equity                                           $  5,595
                                                                                               ===================



    The accompanying notes are an integral part of these financial statements






                                                   INVESTNET, INC.
                                                   ---------------
                                            (A Development Stage Company)
                                          UNAUDITED STATEMENTS OF OPERATIONS


                                                                      Three Months Ended
                                                                                                       Cumulative
                                                                                                     Amounts Since
                                                                           March 31,                   Inception
                                                               ----------------------------------
                                                                    2003               2002
                                                               ---------------    ---------------    ---------------


Revenue                                                    $                -                  -                  -

General and administrative costs                                       14,120              4,973            102,985
                                                               ---------------    ---------------    ---------------

     Loss before income taxes                                        (14,120)            (4,973)          (102,985)



Provision for income taxes                                                  -                  -                  -
                                                               ---------------    ---------------    ---------------

     Net Loss                                              $         (14,120)            (4,973)          (102,985)
                                                               ===============    ===============    ===============



Loss per common share - basic and diluted                  $                -                  -
                                                               ===============    ===============

Weighted average common shares -
   basic and diluted                                               10,500,000         10,500,000
                                                               ===============    ===============



    The accompanying notes are an integral part of these financial statements






                                                    INVESTNET, INC.
                                                    ---------------
                                             (A Development Stage Company)
                                           UNAUDITED STATEMENTS OF CASH FLOWS
                                                                           Three Months Ended
                                                                               March 31,                   Cumulative
                                                                    ---------------------------------
                                                                         2003              2002           Amounts Since
                                                                                                            Inception
                                                                    ---------------    --------------    ----------------
Cash flows from operating activities:

   Net loss                                                     $   (14,120)           (4,973)           (102,985)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

       Impairment loss                                              -                  -                  40,000

       Increase in accounts payable                                 2,912               4,406             3,580
                                                                    ---------------    --------------    ----------------


       Net cash used in operating activities                        (11,208)           (567)             (59,405)
                                                                    ---------------    --------------    ----------------

Cash flows from investing activities:

   Increase in deposit on mineral property                          -                  -                 (40,000)
                                                                    ---------------    --------------    ----------------


       Net cash used in investing activities                                     -                 -     (40,000)
                                                                    ---------------    --------------    ----------------

Cash flows from financing activities:

   Issuance of common stock                                         -                  -                  105,000
                                                                    ---------------    --------------    ----------------


       Net cash provided by financing activities                    -                  -                  105,000
                                                                    ---------------    --------------    ----------------



       Net increase (decrease) in cash                              (11,208)           (567)               5,595


Cash, beginning of period                                             16,803             41,481          -
                                                                    ---------------    --------------    ----------------

Cash, end of period                                             $     5,595              40,914            5,595
                                                                    ===============    ==============    ================

    The accompanying notes are an integral part of these financial statements

                                 INVESTNET, INC.
                          (A Development Stage Company)
                     UNAUDITED NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003


Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003. Cumulative amounts include amounts since inception of development stage on March 16, 2000.

Note 2 - Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.


Note 3 - Going Concern

At March 31, 2003 the Company has an accumulated deficit, having incurred losses since inception as well as negative cash flow from operations. Further, the Company's option agreement to explore and potentially develop the Bow Mines property has terminated. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. The Company intends to begin seeking a potential merger partner and cash infusion through a reverse acquisition transaction. There can be no assurance that the Company will be successful in these efforts.












ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

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

ITEM 3.  CONTROLS AND PROCEDURES

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

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.












































                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May, 2003.




INVESTNET, INC.


/s/ Ruairidh Campbell
------------------------------------------------------------------
Ruairidh Campbell
President, Chief Financial Officer, and Director





 CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Ruairidh Campbell, chief executive officer and chief financial officer of InvestNet certify that:

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003


/s/ Ruairidh Campbell
Ruairidh Campbell
Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT PAGE
NO.      NO.          DESCRIPTION

3(i)        *          Articles of Incorporation of InvestNet, Inc.

3(ii)       *          By-laws of InvestNet, Inc.

10(i)      **          Amendment to Option Agreement between Bow Mines, InvestNet, Inc. and Karl
                       Schindler dated June 14, 2001.

10(ii)     **          Amendment to Promissory Note between InvestNet and Wolf Fiedler dated June 12,
                       2001.

99.1       13          Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act
                       of 2002.

* Incorporated by reference to Form SB-2/A filed with the SEC on October 18, 2000.

** Incorporated by reference to Form SB-2/A-7 filed with the SEC on July 25, 2001.

































EXHIBIT 99.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, section 906 of the Sarbanes-Oxley
Act of 2002, that:

(1) This Form 10-QSB complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act; and (2) The financial information contained in this Form 10-QSB fairly present, in all material respects, the financial condition and results of operations of the Company.



/s/ Ruairidh Campbell
Ruairidh Campbell
Sole Executive Officer
May 14, 2003


