Form 10QSB
period 2003-06-30
INVESTNET INC
filed 2003-07-25
CIK 1017699

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

                                                                       Yes XX No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of July 23, 2003 was 10,500,000

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

Unaudited Balance Sheet as of June 30, 2003...................................4

Unaudited Statement of Operations for the three and six months ended June 30, 2003 and 2002 and the period since Date of Inception to June 30,
2003......................................................................... 5

Unaudited Statement of Cash Flows for the six months ended June 30, 2003 and 2002 and the period since Date of Inception to
June 30, 2003.................................................................6

Notes to Unaudited Financial Statements...................................... 7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.......................................8

ITEM 3.  CONTROLS AND PROCEDURES..............................................8

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................9

SIGNATURES...................................................................10

INDEX TO EXHIBITS............................................................12

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

                                 INVESTNET, INC.
                                 --------------
                          (A Development Stage Company)
                             UNAUDITED BALANCE SHEET
                                  June 30, 2003

                          ASSETS




Current assets - cash                             $             2,721


Total current assets                              $             2,721



                LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities - accounts payable            $             4,198

Commitments                                                         -


Stockholders' deficit:

Preferred stock, $.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding                        -


Common stock, $.001 par value, 45,000,000 shares
authorized, 10,500,000 shares issued and outstanding           10,500

Additional paid-in capital                                     94,500
Deficit accumulated during development stage                (106,477)


Total stockholders' deficit                                   (1,477)

Total liabilities and stockholders' deficit       $             2,721
                                                    =================


    The accompanying notes are an integral part of these financial statements


                                    INVESTNET
                                    ---------
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS


                                            Three Months Ended                   Six Months
                                                                                   Ended
                                               June 30,                           June 30,                              Cumulative
                                                 2003                  2002         2003                2002             Amounts
Revenue                              $
                                                           -                   -                                                  -

General and administrative costs                       3,492              12,095      17,612              17,068            106,477
                                          ------------------     --------------- -----------     ---------------    ---------------
                                          ------------------     --------------- -----------     ---------------    ---------------

Loss before income taxes                             (3,492)            (12,095)    (17,612)            (17,068)          (106,477)


Provision for income taxes
                                                           -                   -           -                   -                  -

Net Loss                             $               (3,492)            (12,095)    (17,612)            (17,068)          (106,477)
                                          ==================     =============== ===========     ===============    ===============
                                          ==================     =============== ===========     ===============    ===============


Loss per common share -
basic and diluted                    $                     -                   -           -                   -
                                          ==================     =============== ===========     ===============
                                          ==================     =============== ===========     ===============

Weighted average common shares -
basic and diluted                                 10,500,000          10,500,000  10,500,000          10,500,000
                                          ==================     =============== ===========     ===============

    The accompanying notes are an integral part of these financial statements








                                 INVESTNET, INC.
                          (A Development Stage Company)
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                 Six Months Ended
                                                                   June 30,                                  Cumulative
                                                                            2003                 2002           Amounts
Cash flows from operating activities:
Net loss
                                                           $            (17,612)             (17,068)          (106,477)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment loss
                                                                               -                    -             40,000
Increase in accounts payable
                                                                           3,530                4,391              4,198

Net cash used in operating activities                                                                           (62,279)
                                                                        (14,082)             (12,677)

Cash flows from investing activities:
Increase in deposit on mineral property                                                                         (40,000)
                                                                               -                    -

Net cash used in investing activities                                                                           (40,000)
                                                                               -                    -

Cash flows from financing activities:
Issuance of common stock                                                                                         105,000
                                                                               -                    -

Net cash provided by financing activities                                                                        105,000
                                                                               -                    -


Net increase (decrease) in cash
                                                                        (14,082)             (12,677)              2,721

Cash, beginning of period
                                                                          16,803               41,481                  -

Cash, end of period
                                                           $               2,721               28,804              2,721


The accompanying notes are an integral part of these financial statements




                                 INVESTNET, INC.
                          (A Development Stage Company)

                     UNAUDITED NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003


Note 1 - Basis of Presentation

 The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by U.S. generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003. Cumulative amounts include amounts since inception of development stage on March 16, 2000.

Note 2 - Additional Footnotes Included By Reference

 Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

 At June 30, 2003 the Company has an accumulated deficit, having incurred losses since inception as well as negative cash flows from operations. Further, the Company's option agreement to explore and potentially develop the Bow Mines property has terminated. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


The Company projects that if no acquisition candidate is found for the Company within the next twelve months its operating requirements will not be met.
Further, the Company's president, Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the SEC and those costs will accrue on the Company's balance sheet.

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










































                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of July, 2003.




INVESTNET, INC.


/s/ Ruairidh Campbell
Ruairidh Campbell
President, Chief Financial Officer, and Director





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

Date: July 23, 2003


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

* Incorporated by reference to Form SB-2/A filed with the SEC on October 18, 2000.

** Incorporated by reference to Form SB-2/A-7 filed with the SEC on July 25, 2001.































EXHIBIT 99.1

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

 In connection with the quarterly report of the Company on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ruairidh Campbell, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, section 906 of the Sarbanes-Oxley
Act of 2002, that:

(1) This Form 10-QSB complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-QSB fairly present, in all material respects, the financial condition and results of operations of the Company.



/s/ Ruairidh Campbell
Ruairidh Campbell
Sole Executive Officer
July 23, 2003
