Form 10QSB
period 2003-09-30
INVESTNET INC
filed 2003-11-03
CIK 1017699

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 000-33097
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

Yes XX No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of October 30, 2003 was 10,500,000

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	_____3
Unaudited Balance Sheet as of September 30, 2003	_____4
Unaudited Statement of Operations for the three and nine months ended
September 30, 2003 and 2002 and the period since Date of Inception to September
30, 2003	_____5
Unaudited Statement of Cash Flows for the nine months ended September 30,
2003 and 2002 and the period since Date of Inception to
September 30, 2003	_____6
Notes to Unaudited Financial Statements	_____7
ITEM 2. MANAGEMENT'S PLAN OF OPERATION	_____8
ITEM 3. CONTROLS AND PROCEDURES	_____8
PART II
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	_____9
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	_____9
SIGNATURES	_____10
INDEX TO EXHIBITS	_____11

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to InvestNet, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INVESTNET, INC.

(A Development Stage Company)

UNAUDITED BALANCE SHEET

September 30, 2003

Current assets - cash                                                                      $              1,314
                                                                                              -----------------

  Total current assets                                                                     $              1,314
                                                                                              =================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                                                        $              3,958

   Related party payable                                                                                  4,000
                                                                                              -----------------

      Total current liabilities                                                                           7,958
                                                                                              -----------------

Commitments                                                                                                   -

Stockholders' deficit:
 Preferred stock, $.001 par value, 5,000,000 shares

  authorized, no shares issued and outstanding                                                                -
 Common stock, $.001 par value, 45,000,000 shares

  authorized, 10,500,000 shares issued and outstanding                                                   10,500

 Additional paid-in capital                                                                              94,500
 Accumulated deficit                                                                                  (111,644)
                                                                                              -----------------

  Total stockholders' deficit                                                                           (6,644)
                                                                                              -----------------

  Total liabilities and stockholders' deficit                                              $              1,314
                                                                                              =================

                               The accompanying notes are an integral part of these financial statements

INVESTNET

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended                        Nine Months Ended
                                                                     September 30,                             September 30,                  Cumulative
                                                          -------------------------------------     ------------------------------------
                                                               2003                 2002                 2003                2002              Amounts
                                                          ----------------    -----------------     ----------------    ----------------    ---------------

Revenue                                               $                 -                    -                    -                   -                  -

General and administrative costs                                    8,197                4,896               22,779              21,964             71,644

Impairment loss                                                         -               40,000                    -              40,000             40,000
                                                          ----------------    -----------------     ----------------    ----------------    ---------------

  Loss before income taxes                                        (8,197)             (44,896)             (22,779)            (61,964)          (111,644)

Provision for income taxes                                              -                    -                    -                   -                  -
                                                          ----------------    -----------------     ----------------    ----------------    ---------------

  Net Loss                                            $           (8,197)            (44,896)             (22,779)            (61,964)           (111,644)
                                                          ================    =================     ================    ================    ===============

Loss per common share - basic and diluted             $                 -                    -                    -                  -
                                                          ================    =================     ================    ================

Weighted average common shares -
 basic and diluted                                             10,500,000           10,500,000           10,500,000          10,500,000
                                                          ================    =================     ================    ================

                               The accompanying notes are an integral part of these financial statements

INVESTNET

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                 September 30,                     Cumulative
                                                                    ----------------------------------------
                                                                           2003                  2002                Amounts
                                                                    -------------------    -----------------     ----------------
Cash flows from operating activities:
 Net loss                                                       $             (22,779)             (61,964)            (111,644)
 Adjustments to reconcile net loss to net cash
  used in operating activities:

  Impairment loss                                                                    -               40,000               40,000

  Increase in accounts payable                                                   3,290                  183                3,958
                                                                    -------------------    -----------------     ----------------

  Net cash used in operating activities                                       (19,489)             (21,781)             (67,686)
                                                                    -------------------    -----------------     ----------------

Cash flows from investing activities:

 Increase in deposit on mineral property                                             -                    -             (40,000)
                                                                    -------------------    -----------------     ----------------

  Net cash used in investing activities                                              -                    -             (40,000)
                                                                    -------------------    -----------------     ----------------

Cash flows from financing activities:

 Issuance of common stock                                                            -                    -              105,000

 Increase in related party payable                                               4,000                    -                4,000
                                                                    -------------------    -----------------     ----------------

  Net cash provided by financing activities                                      4,000                    -              109,000
                                                                    -------------------    -----------------     ----------------

  Net increase (decrease) in cash                                             (15,489)             (21,781)                1,314

Cash, beginning of period                                                       16,803               41,481                    -
                                                                    -------------------    -----------------     ----------------

Cash, end of period                                             $                1,314               19,700                1,314
                                                                    ===================    =================     ================

                               The accompanying notes are an integral part of these financial statements

INVESTNET, INC.

(A Development Stage Company)

UNAUDITED NOTES TO FINANCIAL STATEMENTS

September 30, 2003

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003. Cumulative amounts include amounts since inception of development stage on March 16, 2000.

Note 2 — Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At September 30, 2003 the Company has an accumulated deficit, having incurred losses since inception as well as negative cash flow from operations. Further, the Company’s option agreement to explore and potentially develop the Bow Mines property has terminated. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. The Company intends to begin seeking a potential merger partner and cash infusion through a reverse acquisition transaction. There can be no assurance that the Company will be successful in these efforts.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

When used in this discussion, the words “believes”, “anticipates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company’s business, in this report, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

Management believes that the Company has sufficient resources to meet the anticipated needs of the Company’s operations through at least the calendar year ending December 31, 2003 though there can be no assurances to that effect, as the Company has no revenues and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or public registration of its securities until a merger or acquisition candidate is identified though it may rely on loans from shareholders for capital, as required, to maintain its continuous disclosure requirements. The Company’s president, Ruairidh Campbell will provide his expertise in preparing the necessary documentation to keep the Company current with its disclosure requirements and those costs will accrue on the Company’s balance sheet. However, the Company expects that if no acquisition candidate is found within the next twelve months that its current minimal operating requirements will not be met.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Any decision to participate in a specific business opportunity will be made based upon a Company analysis of the merits of the prospective business based on objective criteria.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2003, the Company’s board of directors adopted resolutions proposing and declaring advisable an amendment to our articles of incorporation. Specifically, the board of directors proposed that the Company’s articles of incorporation be amended to permit an increase in the number of our authorized common shares from 45,000,000 to 200,000,000 without any change in the par value of $0.001 and an increase in our authorized preferred shares from 5,000,000 to 200,000,000 without any change in the par value of $0.001.

On September 30, 2003, pursuant to Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders, the amendment was adopted by the written consent of holders of 5,388,500 of the Company’s common shares constituting a majority of the issued and outstanding shares entitled to vote thereon in accordance with the provisions set forth in the Nevada Revised Statutes Chapter 7 78.320(2) and Article II, Section 2.10 of the Company’s bylaws.

The increase in the number of authorized common shares and authorized preferred shares will be effective on November 10, 2003 upon the filing of this amendment to the Company’s articles of incorporation with the Office of the Secretary of State of the State of Nevada.

The Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders did not consider the election of directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 30th day of October, 2003.

INVESTNET, INC.

/s/ Ruairidh Campbell

Ruairidh Campbell

Chief Executive Officer, Chief Financial Officer, and Director

EXHIBITS

EXHIBIT	PAGE
NO	NO.	DESCRIPTION
3(i)	*	Articles of Incorporation
3(i)(a)	Attached	Amended Articles of Incorporation
3(ii)	*	By-laws
31	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbenes-Oxely Act of 2002

* Incorporated by reference to Form SB-2/A filed with the SEC on October 18, 2000.