Form 10KSB
period 2003-12-31
INVESTNET INC
filed 2004-05-13
CIK 1017699

2

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation (incorporated by reference to the Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).
3(i)(b)	*	Amended Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003).
3(ii)	*	By-laws (incorporated by reference to the Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).
10	*

Acquisition Agreement dated November 11, 2003 between InvestNet and AGrade Limited, Advance Tech Asset Management Limited, Advance Tech (Asia) Limited and Ho Hun Lun Terence (incorporated by reference to the Form 8K filed with the Securities and Exchange Commission on December 19, 2003).

14	Attached	Code of Ethics adopted on May, 2004
31(a)	Attached

Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Attached

Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings with the Securities and exchange Commission.

40