Form 10QSB
period 2004-09-30
INVESTNET INC
filed 2004-11-17
CIK 1017699

`SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-33097**

INVESTNET, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	**87-0650263**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

74-77 Connaught Road Central Suite 801, Central, Hong Kong, China
(Address of principal executive office)

(852) 280-17778
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes **XX** No _______

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of November 16, 2004 was 39,197,750.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Consolidated Balance Sheet as of September 30, 2004	4
Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2004 and 2003	5
Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003	6
Unaudited Statement of Stockholders Equity for the nine months ended September 30, 2004 and the year ended December 31, 2003 and three months ended March 31, 2003	7
Notes to Unaudited Financial Statements	8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	11
ITEM 3. CONTROLS AND PROCEDURES	16
PART II.
ITEM 6. EXHIBITS	16
SIGNATURES	17
INDEX TO EXHIBITS	18

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "InvestNet" refers to InvestNet, Inc., a Nevada corporation and its subsidiaries, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INVESTNET, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(Unaudited)
(Stated in US Dollars)

	September 30, 2004	December 31, 2003
ASSETS		
Current		
Cash and cash equivalents	$ 5,810	$ 2,586
Trade receivable	-	425,762
Other receivable	-	6,914
Prepaid expenses and deposits	119,189	18,091
	124,999	453,353
Capital assets, net – Note 3	1,289,825	1,601,270
	$ 1,414,824	$ 2,054,623
LIABILITIES		
Current		
Accounts payable and other accrued liabilities	$ 109,183	$ 51,729
Short term bank loans	86,803	197,688
Other payable – Note 5	-	33,040
Due to related parties – Note 4	240,257	7,519
Current portion of obligations under capital leases	-	6,526
	436,243	296,502
Obligations under capital leases	-	8,028
Deferred taxes	33,342	133,952
	469,585	438,482
STOCKHOLDERS' EQUITY		
Preferred Stock: $0.001 Par Value 200,000,000 shares authorized, none outstanding		
Common Stock: $0.001 Par Value 200,000,000 shares authorized, 39,197,750 shares outstanding (December 31, 2003: 34,374,375 shares)	39,197	34,374
Additional paid in capital	3,756,891	618,720
Accumulated other comprehensive income	2,214	9,223
Retained earnings (deficit)	(2,853,063)	953,824
	945,239	1,616,141
	$ 1,414,824	$ 2,054,623

The accompanying notes are an integral part of these financial statements

INVESTNET, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2004 and 2003
(Unaudited)
(Stated in US Dollars)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Revenue				
System integration sales	$ 257	$ 377,517	$ 257	$ 683,561
Other income	-	-	36	-
	257	377,517	293	683,561
Expenses				
Administrative expenses	72,207	76,799	434,478	271,785
Consulting and marketing fees and expenses	2,726,002	192	3,157,290	1,097
Depreciation	101,277	8,236	310,314	24,708
Finance costs	725	760	7,554	2,279
Other operating expenses	351	77	1,019	126
Selling and distribution costs	193	116,215	193	401,215
	2,900,755	202,279	3,910,848	701,210
Loss from operations before other item and taxes	(2,900,498)	175,238	(3,910,555)	(17,649)
Other item				
Gain (loss) on disposal of capital assets	3,424	-	3,555	(7,821)
Income (loss) from operations before taxes	(2,897,074)	175,238	(3,907,000)	(25,470)
Current taxes	-	-	-	-
Deferred taxes (recovery)	(33,340)	-	(100,113)	165,533
Net income (loss) for the period	$ (2,863,734)	$ 175,238	$ (3,806,887)	$ (191,003)
Basic and diluted income per share	$ (0.07)	$ 0.01	$ (0.10)	$ (0.01)
Weighted average shares outstanding – basic and diluted	39,157,098	23,874,375	36,273,141	23,874,375

The accompanying notes are an integral part of these financial statements

INVESTNET, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2004 and 2003
(Unaudited)
(Stated in US Dollars)

	2004	2003
Cash flows from operating activities		
Net loss for the period	$ (3,806,887)	$ (191,003)
Add (deduct) items not affecting cash:		
Amortization	310,314	308,574
Non-cash consulting and marketing fees and expenses	3,037,526	-
Gain on disposal of capital assets	(3,555)	7,820
Deferred taxes	(100,113)	-
Change in non-cash working capital items related to operations		
Trade receivable	425,762	813,811
Other receivable	6,914	(2,951)
Prepaid expenses and deposits	7,235	(15,402)
Accounts payable and accrued liabilities	57,454	(65,568)
Other payable	(33,040)	-
Income tax payable	-	112,828
Net cash (used in) provided by operating activities	(98,390)	968,109
Cash flows used in investing activities		
Acquisition of capital assets	(16,236)	(1,044,037)
Proceeds from disposal of capital assets	10,375	-
Net cash flows used in investing activities	(5,861)	(1,044,037)
Cash flows from financing activities		
Due to related parties	232,738	(70,825)
Payment of capital leases	(14,554)	(13,215)
Repayment of short term bank loans	(110,885)	-
Issuance of capital stock	-	128,320
Net cash flows from financing activities	107,299	44,280
Effect of foreign currency translation on cash	176	81
Increase (decrease) in cash and cash equivalents	3,224	(31,567)
Cash and cash equivalents – beginning of period	2,586	32,040
Cash and cash equivalents – end of period	$ 5,810	$ 473
Supplemental Information:		
Cash paid for:		
Interest	$ 6,195	$ 2,279
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

INVESTNET, INC.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the nine months ended September 30, 2004 and the year ended December 31, 2003 and the three months ended March 31, 2003
(Unaudited)
(Stated in US Dollars)

	Common Shares	Common Stock Amount at Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balance, December 31, 2002	122	$ 122	$ 535,994	$ 861	$ 1,492,258	$ 2,029,235
Net loss for the three months ended March 31, 2003	-	-	-	-	(272,772)	(272,772)
Foreign currency translation adjustment	-	-	-	(375)	-	(375)
Balance, March 31, 2003	122	122	535,994	486	1,219,486	1,756,088
Issuance of common stock for settlement of debt	500	500	127,717	-	-	128,217
Reverse acquisition	(622)	(622)	622	-	-	-
Outstanding common shares of the Company prior to acquisition	10,500,000	10,500	(10,500)	-	-	-
Issuance of stock pursuant to acquisition of subsidiary	23,874,375	23,874	(35,113)	-	-	(11,239)
Net loss for the nine months ended December 31, 2003	-	-	-	-	(265,662)	(265,662)
Foreign currency translation adjustment	-	-	-	8,737	-	8,737
Balance, December 31, 2003	34,374,375	34,374	618,720	9,223	953,824	1,616,141
Issuance of common stock for consulting fees	1,083,375	1,083	823,111	-	-	824,194
Issuance of common stock for marketing fees	3,740,000	3,740	2,315,060	-	-	2,318,800
Net loss for the nine months ended September 30, 2004	-	-	-	-	(3,806,887)	(3,806,887)
Foreign currency translation adjustment	-	-	-	(7,009)	-	(7,009)
Balance, September 30, 2004	39,197,750	$ 39,197	$ 3,756,891	$ 2,214	$ (2,853,063)	$ 945,239

The accompanying notes are an integral part of these financial statements

INVESTNET, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 1 Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as InvestNet's December 31, 2003 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with InvestNet's December 31, 2003 annual consolidated financial statements.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that InvestNet will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2004, InvestNet has a working capital deficiency of $311,244 and has accumulated losses of $2,853,063 since its commencement which raises substantial doubt that InvestNet will continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of InvestNet to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. InvestNet plans to satisfy its capital needs through revenue generated from its business (Note 6) and the sale of its common stock.

Note 2 Significant Accounting Policy

Principal of Consolidation

These consolidated financial statements include the accounts of Investnet, Inc. and its subsidiaries, Advance Tech (Asia) Limited ("ATA") and Interchance Limited, a British Virgin Island's company incorporated on February 18, 2004. All inter-company transactions and balances have been eliminated. The acquisition of ATA, effective December 15, 2003, has been accounted for using the purchase method on a reverse acquisition basis whereby ATA becomes the accounting parent and Investnet, Inc. becomes the accounting subsidiary. The comparative figures for the nine months ended September 30, 2003 are those of ATA. ATA's business is a research and development centre to support new products and business development in both China and Hong Kong.

INVESTNET, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 3 Capital Assets

	September 30, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Net
Computer equipment and software	$ 1,950,755	$ 679,677	$ 1,271,078	$ 1,570,657
Office equipment, furniture and fixtures	25,465	18,473	6,992	12,366
Leasehold improvements	14,106	2,351	11,755	9,194
Motor vehicles	-	-	-	9,053
	$ 1,990,326	$ 700,501	$ 1,289,825	$ 1,601,270

Note 4 Due to Related Parties

Amounts due to related parties are due to a director and a former shareholder of InvestNet and are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5 Related Party Transactions – Notes 4 and 6

During the nine month periods ended September 30, 2004 and 2003, InvestNet was charged $26,568 (2003: $30,668) by directors of InvestNet. These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in other payable at September 30, 2004 is $Nil (December 31, 2003: $2,576) due to a former director of InvestNet for directors fees and $Nil (2003: $6,376) to a former shareholder of InvestNet for advances to InvestNet.

INVESTNET, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Stated in US Dollars)

Note 6 Commitments and Subsequent Events

i) On March 22, 2004, InvestNet's wholly-owned subsidiary, Interchange Limited had agreed to acquire 100% of Shanghai DSI Computer Technology Co. Ltd. ("DSI"), a computer system integration and business solutions company based in Shanghai, China. InvestNet was to issue DSI shareholders a total of 1,000,000 common shares in exchange for all of the issued and outstanding shares of DSI. This agreement was subject to the audit of DSI and government and regulatory approval. This agreement has been replaced by another agreement set out in the following paragraph.

By an agreement effective October 12, 2004 InvestNet agreed to acquire 100% of Champion Agents Limited ("CAL"), a British Virgin Island company holding 100% of DSI, through issuance of common shares of InvestNet at a value equivalent to US$600,000. The closing of this transaction shall take place on a date no later than January 9, 2005. This transaction is subject to the completion of the due diligence of CAL and DSI.

ii) On September 24, 2004, the board of directors of InvestNet approved the following:

1. A six-to-one reverse stock split of its common stock, which is subject to the approval of the shareholders of InvestNet.

2. The qualification and rights of the 200,000,000 shares of preferred stock as having voting rights equivalent to 25% of the total voting rights of the total of InvestNet and being entitled to receive the same amount of dividends as the common stock. The preferred stock cannot be converted into common stock.

iii) By agreement dated November 11, 2004, InvestNet signed an Agreement for Sales of Stock ("Sales Stock Agreement") with Leading Management Limited ("Leading"), an unrelated third party buyer, whereby InvestNet is to dispose of its interest in ATA to Leading in exchange for 10,000 shares of InvestNet's preferred stock, which stock represents 25% of the voting rights of InvestNet. The Sales Stock Agreement enables the InvestNet to retain ownership of certain intellectual property rights associated with specific software applications and to divest itself of all liabilities associated with the operations of ATA, including amounts owed by InvestNet to ATA at September 30, 2004, totaling $67,641. The Sales Stock Agreement is to close on or before November 23, 2004.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. InvestNet's fiscal year end is December 31.

InvestNet's short term strategy is to realize net cash flow from operations and financing activities in order to fund research and development and generate sales. However, the realization of net cash flows in the near term will require revenues and or the completion of an equity or debt financing. Should InvestNet realize net cash flow, its longer term strategy is to expand business operations beyond China to other Asian markets.

On March 22, 2004, InvestNet's wholly-owned subsidiary, Interchange Limited agreed to acquire 100% of Shanghai DSI Computer Technology Co. Ltd. ("DSI"), a computer system integration and business solutions company based in Shanghai, China. InvestNet was to issue DSI shareholders a total of 1,000,000 common shares in exchange for all of the issued and outstanding shares of DSI. This agreement was subject to the audit of DSI and government and regulatory approval. The acquisition agreement was subsequently rescinded by mutual agreement.

On October 12, 2004 InvestNet entered into a new agreement to acquire DSI by purchasing 100% of Champion Agent Limited ("CAL"), a British Virgin Island company which is the sole shareholder of DSI. The agreement requires that InvestNet issue to the shareholders of CAL common shares of InvestNet valued as equivalent to US$600,000 as of the date of the closing of the transaction. The closing is expected to take place on a date no later than January 9, 2005. The acquisition of DSI remains subject to the completion of due diligence by both CAL and DSI.

Further, there can be no assurance that in the event that InvestNet completes its acquisition of DSI that the combination of DSI products with those of InvestNet will provide sufficient cash flows to sustain operations or that anticipated financing activities will be successful. Should InvestNet be unable to generate sufficient cash flow from the sale of its products, or complete an equity or debt funding to continue operations, it will seek operating capital from existing shareholders. InvestNet can provide no assurance that such efforts, if necessary, would be successful.

During the current period InvestNet was unable to generate sufficient cash flow to sustain operations or fund necessary research and development.

By agreement dated November 11, 2004, InvestNet signed an Agreement for Sales of Stock ("Sales Stock Agreement") with Leading Management Limited ("Leading"), an unrelated third party buyer, whereby InvestNet is to dispose of its interest in ATA to Leading in exchange for 10,000 shares of InvestNet's preferred stock, which stock represents 25% of the voting rights of InvestNet. The Sales Stock Agreement enables InvestNet to retain ownership of certain intellectual property rights associated with specific software applications and to divest itself of all liabilities associated with the operations of ATA, including amounts owed by InvestNet to ATA at September 30, 2004, totaling $67,641. The Sales Stock Agreement is to close on or before November 23, 2004.

InvestNet's business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of revenue growth.

InvestNet's financial condition and results of operations have historically relied on revenue generated from the sale of its products. During the first nine months of this year InvestNet has generated limited revenue. Further, InvestNet's realization of revenue in prior periods should not be viewed as an indication of prospective growth. InvestNet has a historical record of incurring losses. Should InvestNet be unable to generate revenue in the near term through the implementation of its business model and reduce or stabilize expenses to the point where it can realize net income from operations such failure will have an immediate impact on InvestNet's ability to continue its business operations.

Results of Operations

During the period from January 1, 2004 through September 30, 2004, InvestNet has been engaged in research and the development of its products in addition to seeking out prospective business acquisitions. InvestNet expects that over the next twelve months it will continue to develop its products and anticipates that the acquisition of DSI's product line will generate revenue to expand its business in China.

As at September 30, 2004, InvestNet had incurred a net loss from operations as a result of limited sales and an increase in depreciation expenses, administrative expenses, selling costs and consulting fees. Should InvestNet be unable to generate revenue it will most likely continue to operate at a loss in future periods.

Three and Nine Month Periods Ended September 30, 2004 and 2003
Gross Revenue

Revenue for the three month period ended September 30, 2004 decreased to $257 from $377,517 for the comparable period ended September 30, 2003. Revenue for the nine month period ended September 30, 2004 decreased to $257 from $683,561 for the comparable period ended September 30, 2003. The significant reduction in revenue in both the respective periods of this year over prior periods is attributable to a temporary transition away from direct sales due to competitive factors related to existing product offerings towards a focus on research and the development of new products in combination with a focus on new business acquisitions. InvestNet's expectation for near term revenue is based upon completing the acquisition of DSI. DSI business operations are expected to produce sufficient revenue to support InvestNet's research and development efforts. Should InvestNet not complete the acquisition of DSL, it does not anticipate revenue in the near term.

Net Losses

Net losses for the three month period ended September 30, 2004 were $2,863,734 as compared to a net gain of $175,238 for the comparable period ended September 30, 2003. Net losses for the nine month period ended September 30, 2004 were $3,806,887 as compared to a net loss of $191,003 for the comparable period ended September 30, 2003. The increase in net losses over the comparative nine month periods is due to the absence of significant revenue and an increase in depreciation and consulting expenses. InvestNet expects to continue to realize net losses from operations over future periods until such time as it generates revenues and decreases expenses.

Expenses

General and administrative expenses for the three month period ended September 30, 2004 were $72,207 as compared to $76,799 for the comparable period ended September 30, 2003. General and administrative expenses for the nine month period ended September 30, 2004 were $434,478 as compared to $271,785 for the comparable period ended September 30, 2003. The increase in general administrative expenses is primarily attributed to salaries and professional fees. InvestNet anticipates that general and administrative expenses will remain relatively constant over the next twelve months.

Consulting expenses for the three month period ended September 30, 2004 were $2,726,002 as compared to $192 for the comparable period ended September 30, 2003. Consulting expenses for the nine month period ended September 30, 2004 were $3,157,290 as compared to $1,097 for the comparable period ended September 30, 2003. InvestNet has incurred consulting expenses in the form of stock compensation during the current periods in connection with its research and development efforts and further to obtaining professional services. InvestNet anticipates that it may continue to rely on stock compensation to maintain operations in future periods until such time as sufficient revenue is realized from operations or capital funding becomes available. Consulting expenses may increase in future periods.

Selling and distribution expenses for the three month period ended September 30, 2004 were $193 as compared to $116,215 for the comparable period ended September 30, 2003. Selling and distribution expenses for the nine month period ended September 30, 2004 were $193 as compared to $401,215 for the comparable period ended September 30, 2003. The decrease in selling and distribution expenses over the comparative periods is primarily attributable to the operational focus away from sales and marketing toward research and development. The Company expects that selling and distribution expenses will increase in future periods with the introduction of new products to market.

Depreciation expenses for the three month periods ended September 30, 2004, and September 30, 2003 were $101,277 and $8,236 respectively. Depreciation expenses for the nine month periods ended September 30, 2004, and September 30, 2003 were $310,314 and $24,708 respectively.

Income Tax Expense (Benefit)

InvestNet recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax liability associated with any net earnings will be offset by deferred tax assets related to the net operating loss carryforwards of InvestNet. A valuation allowance has been recorded for the remaining amount of net deferred tax asset due to the uncertainty surrounding its ultimate realization.

Impact of Inflation

InvestNet believes that inflation has had a negligible effect on operations over the past three years and that it can offset inflationary increases in operating costs by generating revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations for the nine month period ended September 30, 2004 was $98,390 as compared to cash flow provided by operations of $968,109 for the comparable period ended September 30, 2003. The transition from cash flow provided by operations to cash flow used in operations in the current period is primarily due to the increase in net losses, the payment of deferred taxes and other payables. InvestNet expects to continue to use cash flow from operations until such time as operations include the realization of revenues.

Cash flow used in investing activities for the nine month period ended September 30, 2004 was $5,861 as compared to $1,044,037 for the comparable period ended September 30, 2003. The decline in cash flow used in investing activities over the comparative periods can be attributed to last year's acquisition of technology related to InvestNet's product sales and consulting business. Investment activities in the current nine month period are related solely to the purchase of software products for use in InvestNet's research and development efforts.

Cash flow provided by financing activities for the nine month period ended September 30, 2004 was $107,299 as compared to cash flow provided by financing activities of $44,280 for the comparable period ended September 30, 2003. Cash flow provided in financing activities in the comparative periods is primarily attributable to amounts funded by related parties.

InvestNet adopted The 2004 Benefit Plan of InvestNet, Inc. on May 28, 2004. Under the benefit plan, InvestNet may issue stock, or grant options to acquire InvestNet's common stock to employees of InvestNet or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to InvestNet or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for InvestNet's stock. The 2004 Benefit Plan of InvestNet, Inc. has been registered with the SEC pursuant to Form S-8. InvestNet has issued 4,823,375 shares from the benefit plan to consultants for software applications, business development and legal services rendered as of the period ended September 30, 2004.

InvestNet has a working capital deficit of $311,244 as of September 30, 2004 and has funded its cash needs from revenue and debt financing in the form of loans provided by related and unrelated parties. Anticipated cash flows from future revenues and equity or debt placements are expected to be sufficient to fund operations in the later part of 2004. However, InvestNet has not generated any meaningful revenues in the current period and there can be no assurance that InvestNet will be able to generate sufficient cash flows from revenue in future periods or successfully complete an equity or debt placement in order to fund operations. InvestNet has no formal long term lines of credit or other bank financing arrangements as of September 30, 2004. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

InvestNet has no contractual commitment with any of its officers or directors.

InvestNet has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

InvestNet has no current plans to make any significant changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in InvestNet's Form 10-KSB, InvestNet discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. InvestNet believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. InvestNet bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

InvestNet applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements

Revenue Recognition

InvestNet has historically generates revenue through the sale of real-time transaction solutions, customized solutions and IT consultancy services to the business sector in the Asia Pacific region. Revenues were recognized only when persuasive evidence for a sales arrangement existed; delivery of the product had occurred; the product fee was fixed or determinable; and collection of the fee was reasonably assured. Revenue derived from the sale of services was initially recorded as deferred revenue on the balance sheet. The amount was recognized as income over the term of the contract. InvestNet realized $257 in income during the nine month period ended September 30, 2004.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that InvestNet reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of InvestNet. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect InvestNet’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and InvestNet’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of InvestNet’s business and acceptance of products and services; (iii) the ability of InvestNet to achieve and maintain a sufficient customer base to generate revenues to fund and maintain operations; (iv) volatility of the stock market; and (v) general economic conditions. Although InvestNet believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

InvestNet's chief executive officer and InvestNet's chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for InvestNet.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2004, the chief executive officer and the chief financial officer have concluded that InvestNet's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by InvestNet in reports that InvestNet files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of September 30, 2004, the chief executive officer and the chief financial officer have concluded that there were no significant changes in InvestNet's internal controls over financial reporting or in any other areas that could significantly affect InvestNet's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 17th day of November, 2004.

INVESTNET, INC.

/s/ Norman Koo
Norman Koo, Chief Executive Officer and Director

/s/ Terence Ho
Terence Ho, Chief Financial Officer and Chairman of the Board of Directors

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