Form 10KSB
period 2004-12-31
INVESTNET INC
filed 2005-04-13
CIK 1017699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

INVESTNET, INC.

(Name of small business in its charter)

Nevada	000-33097	87-0650263
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
Unit 3302, 33/F, Lippo Centre, Tower 2, 89 Queensway, Admiralty, Hong Kong
(Address of principal executive offices)

Issuer’s telephone number:  (852) 2159 4825

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenue for its most recent fiscal year: $ 206,288.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): $649,628

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,869,385 as of March 17, 2005.

Documents incorporated by reference.  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No ___

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Corporate History

As used herein the term “InvestNet” refers to InvestNet, Inc., unless the context indicates otherwise.  InvestNet was incorporated in Nevada on March 16, 2000, for the purpose of exploring for precious metals.

On June 16, 2000, InvestNet obtained an option to explore, identify and develop a gold, silver and other precious metals property located in the vicinity of the city of Greenwood, British Columbia, Canada, known as the Bow Mines Property. Despite initial exploratory success in identifying new mineralized veins, InvestNet was unable to secure a funding commitment to continue with the next phase of the exploration program. InvestNet made the decision to abandon its exploration program in August of 2002.

On November 11, 2003, InvestNet entered into an acquisition agreement with Agrade Limited, Advance Tech Asset Management Limited, Advance Tech (Asia) Limited and Ho Chun Lung Terence wherein InvestNet agreed to issue to the shareholders of Advance Tech (Asia) Limited 22,312,500 shares of its common stock in exchange for all of the issued and outstanding shares of Advance Tech (Asia) Limited’s (“Advance Tech”), a real-time business solutions provider for businesses in Hong Kong and the Peoples Republic of China (“PRC”).  The parties closed the agreement on December 15, 2003 with InvestNet’s acquisition of ninety-eight percent (98%) of Advance Tech.

InvestNet’s registered statutory office is located at 920 Sierra Vista Drive, Las Vegas, Nevada 89109.  InvestNet maintains its administrative office at Unit 3302, 33/F, Lippo Centre, Tower 2, 89 Queensway, Admiralty, Hong Kong, and its telephone number is (852) 2159 4825.  InvestNet’s operations office is located at Room 408, Fu Xing Plaza, 109 Yan Dang Road, Shanghai 200020, and its telephone number is (86) 21 5383 4110.

On March 22, 2004, InvestNet’s wholly-owned subsidiary, Interchance Limited, agreed to acquire 100% of Shanghai DSI Computer Technology Co. Ltd. (“DSI”), a computer system integration and business solutions company based in Shanghai, China.  InvestNet was to issue to DSI shareholders a total of 1,000,000 common shares in exchange for all of the issued and outstanding shares of DSI.  This agreement was subject to the audit of DSI and government and regulatory approval.  The acquisition agreement was subsequently rescinded by mutual agreement.

On October 12, 2004, InvestNet entered into a new agreement to acquire DSI by purchasing

100% of Champion Agent Limited (“CAL”), a British Virgin Islands company which is the sole shareholder of DSI.  The agreement, which was effective December 13, 2004, required InvestNet to issue common shares of InvestNet valued as equivalent to US $600,000 as of the date of the closing in exchange for all of the issued and outstanding stock of CAL.

There can be no assurance that the combination of DSI products with those of InvestNet will provide sufficient cash flow to sustain operations or that anticipated financing activities will be successful.  Should InvestNet be unable to generate sufficient cash flow form the sale of its products, or complete an equity or debt funding to continue operations, it will seek operating capital from existing shareholders.  InvestNet can provide no assurance that such efforts, if necessary, will prove successful.

On December 30, 2004 InvestNet disposed of its interest in Advance Tech (Asia) Limited (“ATA”) by transferring it to Leading Management Limited (“Leading”), an unrelated third party buyer, in consideration of the issuance of 10,000 shares of InvestNet’s preferred stock, which stock represents 25% of the voting rights of the common stock of InvestNet.  Under its agreement with Leading, InvestNet retained ownership of certain intellectual property rights associated with specific software applications and divested itself of all liabilities associated with the operations of ATA, including amounts owed by InvestNet at September 30, 2004, totaling $62,641.

InvestNet currently trades on the OTC Bulletin Board under the symbol, “IVNE.OB.”

Description of Business

InvestNet, Inc. is a holding company whose principal subsidiary is DSI Computer Technology Limited, an IT outsourcing services provider in China.

Our IT outsourcing services include: -

System Maintenance and Management

■

System Integration

■

Network Maintenance and Management

■

Help Desk

■

Desktop Services and Support

■

Training

■

Network Security

System Maintenance and Management

We are well equipped to respond quickly and professionally to our customers for their equipment repair and maintenance needs.  Our staff is well trained and certified by major vendors. Sophisticated dispatch with a rigorous commitment to customer satisfaction ensure that our customer’s equipment, and our customer’s business, are always up and running. Our systems maintenance programs minimize the need for the involvement of our customer in day-to-day hardware problems.  We also offer hardware upgrades and manufacturer engineering changes.

System Integration

Through a powerful blend of technical expertise combined with profound industry knowledge, we collaborate with our customers to implement LAN/WAN solutions that deliver results to your business. This includes intelligent cabling, routers and switches, Firewall, VPN, Load balancing, QoS, Wireless LAN, Email security etc.

Network Maintenance and Management

We ensure the network uptime of our clients by providing both remote-managed services and on-site services. Our service grows along as our client’s network expands by providing ongoing network re-configuration, tuning and optimization.  We achieve this by our strong team of technical experts and also working closely with the respective local Network Service Providers in the region.

Help Desk

Our Helpdesk service improves productivity and minimizes critical downtime, allows the information system staff of our client to focus on proactive issues, and provides a single point of contact for end-user software and hardware support with dispatch capabilities for network and hardware maintenance. All of these are available by simply dialing one nationwide Toll-free 800 telephone number.

Desktop Services and Support

We provide seamless, comprehensive on-site support service to the desktop users of our clients, whenever they need help and wherever they are located.  Services are currently available across over 50 cities in China.  Desktop service include PC crash salvage, health check, software re-installation and upgrade, virus control, system restore etc.  For large office site with hundreds of desktop users, clients may also opt to buy our Engineer in-sourcing service in case they do not have the necessary in-house headcount.

Training

Uplifting IT staff on various technical aspects to cope with the ever-evolving IT technologies has always been an important part to the Client’s Total Cost of Ownership of equipment.  We offer training programs to our customers covering software, hardware and networks to help them improve their work productivity.

Network Security

We provide a full spectrum computer and enterprise security offering which has been recognized by our valuable customers as world class and best-valued.  Our one-stop network security services cover consulting, implementation, education and training, managed network security services, and outsourcing.

Government Regulation

InvestNet’s operations are currently subject to the laws and regulations of Hong Kong, China and the People’s Republic of China relating to, among other things, business licenses, telecommunications protocols, imports and exports of software or hardware, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials.  Opening business operations in other locations may subject InvestNet to a variety of national, federal, provincial, state and local laws, rules and regulations relating to, among other things, telecommunications regulations, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The development or expansion of business operations depends upon the receipt of required licenses, permits and other governmental authorizations.

Competition

The software and service industry is highly competitive, and no published data is available regarding InvestNet’s relative position in the markets in which it operates. Although no major competitor currently competes against InvestNet across its entire product line, competitive products are available from a number of different vendors offering features similar to those of InvestNet’s products. InvestNet’s existing and potential competitors include companies having greater financial, marketing and technical resources than InvestNet. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products InvestNet markets. In addition, many potential clients for InvestNet’s products have in-house capabilities to develop computer software programs that can provide some or all of the functionality of InvestNet’s products.

InvestNet believes that there are distinguishing competitive factors in the selection of its software products. These include price/performance characteristics, marketing and sales expertise, ease of use, software features and functions, reliability and quality of technical support, and ease of integration of the software with existing products. InvestNet believes that it competes favorably with regard to these factors.

A major competitive asset is that InvestNet offers a comprehensive array of complementary products that ensure enterprise data quality, enhance the value of corporate data and provide end-to-end management of the customer communications process.

InvestNet believes it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, InvestNet believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Administrative Offices

InvestNet’s registered statutory office is located at 920 Sierra Vista Drive, Las Vegas, Nevada 89109.  InvestNet maintains its administrative office at Unit 3302, 33/F, Lippo Centre, Tower 2, 89 Queensway, Admiralty, Hong Kong, and its telephone number is (852) 2159 4825.  InvestNet’s operations office is located at Room 408, Fu Xing Plaza, 109 Yan Dang Road, Shanghai 200020, and its telephone number is (86) 21 5383 4110.

Employees

InvestNet currently has 25 full-time employees and 2 part-time employees. Management of InvestNet expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by its employees. No remuneration will be paid to the Company’s officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

Reports to Security Holders

InvestNet is not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to its security holders unless a request is made for such delivery. InvestNet files all of its required reports and other information with the Securities and Exchange Commission (the "Commission").

The public may read and copy any materials that are filed by InvestNet with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The statements and forms filed by InvestNet with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2.

 DESCRIPTION OF PROPERTY.

InvestNet’s registered statutory office is located at 920 Sierra Vista Drive, Las Vegas, Nevada 89109.  InvestNet maintains its administrative office at Unit 3302, 33/F, Lippo Centre, Tower 2, 89 Queensway, Admiralty, Hong Kong, and its telephone number is (852) 2159 4825.  InvestNet’s operations office is located at Room 408, Fu Xing Plaza, 109 Yan Dang Road, Shanghai 200020, and its telephone number is (86) 21 5383 4110.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 2004.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

InvestNet’s common stock is traded on Over the Counter Bulletin Board under the symbol IVNE.OB.

The table below sets forth the high and low prices for InvestNet’s common stock for each quarter of 2004 and the last two quarters  of 2003. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2004	December 31	$0.16	$0.08
	September 30	$0.74	$0.09
	June 30	$1.36	$0.40
	March 31	$1.57	$1.01
2003	December 31	$1.50	$1.03
	September 30	$1.40	$0.90

Record Holders

As of December 31, 2004, there were approximately 43 shareholders of record holding a total of 43,813,135 shares of common stock. Further, the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

InvestNet has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on InvestNet’s earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit InvestNet’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

On December 15, 2003, the InvestNet authorized the issuance of 22,312,500 shares of restricted common stock to the shareholders of Advance Tech (Asia) Limited comprised of 13 individuals and entities pursuant to the terms of a stock exchange agreement related to the acquisition of Advance Tech (Asia) Limited relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933. InvestNet made this offering based on the following factors: (1) the issuance was an isolated private transaction by InvestNet which did not involve a public offering; (2) there were only thirteen offerees who was issued InvestNet’s stock as consideration for the acquisition of Advance Tech (Asia) Limited; (3) the offerees stated their intentions not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offerees and InvestNet.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

InvestNet complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On December 15, 2003, the InvestNet authorized the issuance of 1,561,875 shares of restricted common stock valued to Century Square Enterprises, Inc. in consideration for services rendered as a finder pursuant to the terms of the stock exchange agreement related to the acquisition of Advance Tech (Asia) Limited relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933.   InvestNet made this offering based on the following factors: (1) the issuance was an isolated private transaction by InvestNet which did not involve a public offering; (2) there was only one offeree who was issued InvestNet’s stock for services rendered; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and InvestNet.

InvestNet complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On December 10, 2004, the Board of Directors of InvestNet, Inc. authorized the issuance of 4,615,385 shares of restricted common stock to the shareholder of Champion Agents Limited, comprised of three individuals and entities, pursuant to the terms of the Acquisition Agreement dated October 12, 2004.

ITEM 6.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report.  InvestNet’s fiscal year end is December 31.

InvestNet’s short-term strategy is to realize net cash flow from operations and financing activities to be used to expand marketing efforts in China and research and development. InvestNet is committed to ensuring that its products remain at the forefront of providing real time software and IT solutions. The realization of net cash flows in the near term will require a significant increase in InvestNet’s revenues without a substantial increase in expenses. Financing activities will focus on equity financing. Once InvestNet has achieved positive net cash flow, its longer term strategy is to expand marketing efforts beyond China into other Asian markets based on anticipated increases in IT spending over the next several years in South Korea, Singapore and Taiwan.

However, over the current period InvestNet has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary research and development. Further, there can be no assurance that InvestNet’s real time software and IT solutions will provide sufficient cash flows in the near term to sustain operations or that anticipated financing activities will be successful. Should InvestNet be unable to generate sufficient cash flow from the sale of its products or complete an equity funding to sustain its business it will seek financing through alternative sources such as additional debt financing from existing shareholders.  InvestNet can provide no assurance that such efforts, if necessary, would be successful.

InvestNet’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of revenue growth.

InvestNet’s financial condition and results of operations depend primarily on the revenue generated from the sale of its products and its ability to control the cost of sales. InvestNet has a limited history of generating revenue which cannot be viewed as an indication of continued growth and a recent historical record of incurring losses. Should InvestNet be unable to consistently generate revenue through the successful implementation of its business model and reduce or stabilize expenses to the point where it can realize a net cash flow such failure will have a short-term impact on InvestNet’s ability to continue its business operations.

Results of Operations

During the period from March 31, 2003 through December 31, 2004, InvestNet has been engaged in the development and marketing of its products from locations in Hong Kong and China. InvestNet expects that over the next twelve months it will continue to market its products in Hong Kong and will expand its operations in China.

As at December 31, 2004, InvestNet incurred a net loss from operations as a result of a decrease in sales and an increase in the cost of sales. InvestNet believes that the immediate key to its ability to realize a net profit from operations is to increase revenues and to reduce the cost of sales. Should InvestNet be unable to realize this combination of increased revenue and a decreased cost of sales it will most likely continue to operate at a loss in future periods.

Year Ended December 31, 2004 and Nine Months Ended December 31, 2003

Gross Revenue

Revenue for the fiscal year ended December 31, 2004 decreased to $206,288 from $672,861 for the nine-month period ended December 31, 2003, a decrease of 88%. The significant decrease in revenue in the current period is attributable to a shift in business strategy by disposing of Advance Tech (Asia) Limited and acquiring DSI Computer Technology Company Limited.  InvestNet expects the revenue to grow in the next twelve months as the synergistic effects of consolidating with DSI are realized.

Net Losses

Net losses for the fiscal year ended December 31, 2004 were $ 4,804,396 as compared to net losses of $ 265,662 for the nine months ended December 31, 2003. The substantial increase in net losses was primarily the result of non-cash consulting and marketing expenses incurred in 2004 and an increase in amortization expenses.

Expenses

General and administrative expenses for the fiscal year ended December 31, 2004 remained consistent increasing to $ 506,079 from $ 473,313 for the nine-month period ended December 31, 2003. The increase in general administrative expenses is primarily attributed to salaries, consulting fees, and professional fees.

Selling and distribution expenses for the fiscal year ended December 31, 2004 decreased to $ 21,254 from $ 107,103 for the nine-month period ended December 31, 2003. The decrease in advertising and distribution expenses is primarily attributable to the decrease in marketing efforts over the period.  InvestNet anticipates that advertising and distribution costs will increase over the next twelve months as it expands its market presence in China.

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

Impact of Inflation

InvestNet believes that inflation has had a negligible effect on operations over the past three years.  InvestNet believes that it can offset inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows from operating activities for the fiscal year period ended December 31, 2004 were $(92,681) as compared to $ 747,158 for the nine-month period ended December 31, 2003. The decrease is primarily due to revenue drop in the same period. InvestNet expects the cash flow will be improved with the revenue provided by DSI in the next twelve months.

Cash flows from investing activities for the fiscal year ended December 31, 2004 increased to $16,171 as compared to $(1,050,131) for the nine-month period ended December 31, 2003.

Cash flow provided by financing activities was $ 175,206 for the year ended December 31, 2004 as compared to $ 233,480 for the nine months ended December 31, 2003.  During the nine months ended December 31, 2003, the Company expended $1,050,459 for additions to property, plant and equipment as compared to only $17,300 during the 2004 fiscal year. As of the end of the 2004 fiscal year, there was a substantial increase in amounts due to related parties, as compared to December 31, 2003.  There was also a substantial decrease in the amount of outstanding short-term bank loans.

The Company’s operations for the year ended December 31, 2004 resulted in a comprehensive loss of $4,809,013. The Company has funded its cash needs from revenue and debt financing in the form of loans provided by related and unrelated parties.  There can be no assurance that InvestNet will generate sufficient cash flows from revenue or successfully obtain debt or equity financing in order to fund operations.  InvestNet has no formal long-term lines of credit or other bank financing arrangements as of December 31, 2004. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.  Commitments for future capital expenditures were not material at year-end.

InvestNet has no defined benefit plan or contractual commitment with any of its officers or directors.

InvestNet has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

InvestNet has no current plans to make any significant changes in the number of employees.

Going Concern

InvestNet’s audit expressed substantial doubt as to InvestNet’s ability to continue as a going concern as a result of losses from limited revenue-generating activities as of December 31, 2004. InvestNet’s ability to continue as a going concern is subject to the ability of InvestNet to realize a profit and /or obtain funding from outside sources.  Management’s plan to address InvestNet’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of InvestNet’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible.  Although management believes that it will be able to obtain the necessary funding to enable InvestNet to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the year ended December 31, 2004 and for the nine months ended December 31, 2003 included in this Form 10-KSB, InvestNet discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  InvestNet believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

InvestNet applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

Revenue Recognition

InvestNet generates revenue through the sale of real-time transaction solutions, customized solutions and IT consultancy services to the business sector in the Asia Pacific region. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured.  Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet.  The amount is recognized as income over the term of the contract.

ITEM 7.

FINANCIAL STATEMENTS.

See the following pages.

INVESTNET, INC.

CONSOLIDATED FINANCIAL STATEMENTS

for the periods ended

December 31, 2004 and 2003

(Stated in US Dollars)

INVESTNET, INC.

CONSOLIDATED FINANCIAL STATEMENTS

for the periods ended

December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Investnet, Inc.

We have audited the accompanying consolidated balance sheet of Investnet, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investnet, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in this regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PKF

Certified Public Accountants

Hong Kong

March 4, 2005

INDEPENDENT AUDITORS’ REPORT

To the Stockholders

Investnet, Inc.

We have audited the accompanying consolidated balance sheet of Investnet, Inc. and its subsidiary as of December 31, 2003 and the related consolidated statements of operations, cash flows and stockholders’ equity for the nine month period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investnet, Inc. and its subsidiary as of December 31, 2003 and the results of their operations and their cash flows for the nine month period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plan in this regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Amisano Hanson”
March 31, 2004	CHARTERED ACCOUNTANTS

Investnet, Inc.

Consolidated Balance Sheets

As of December 31, 2004 and 2003

(Stated in US Dollars)

	December 31,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	101,410	2,586
Trade receivables (net of allowance of doubtful accounts of US$7,260 in 2004 and US$100,000 in 2003)	253,025	425,762
Other receivables	15,990	6,914
Inventories – Note	63,887	-
Prepaid expenses and deposits	67,888	18,091

Total Current Assets	502,200	453,353
Property, plant and equipment, net – Note	39,540	1,601,270
Goodwill – Note	557,831	-

TOTAL ASSETS	1,099,571	2,054,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payables and accrued liabilities	236,974	51,729
Other payables	106,237	33,040
Due to related parties – Note	203,768	7,519
Income taxes payable	2,460	-
Short-term loans	-	197,688
Current portion of obligations under capital leases	-	6,526

Total Current Liabilities	549,439	296,502
Obligations under capital leases	-	8,028
Deferred taxes – Note 8	-	133,952

TOTAL LIABILITIES	549,439	438,482

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value
200,000,000 shares authorized
10,000 shares outstanding (2003: none) – Note 9	10	-
Common stock: $0.001 par value
200,000,000 authorized
43,813,135 shares outstanding (2003: 34,374,375 shares)	43,813	34,374
Additional paid-in capital	3,828,045	618,720
Accumulated other comprehensive income	(353)	9,223
(Accumulated deficit) retained earnings	(3,321,383)	953,824

TOTAL STOCKHOLDERS’ EQUITY	550,132	1,616,141

	1,099,571	2,054,623

See notes to consolidated financial statements

Investnet, Inc.

Consolidated Statements of Operations

for the year ended December 31, 2004 and

for the nine months ended December 31, 2003

(Stated in US Dollars)

		Nine
	Year	months
	ended	ended
	December 31,	December 31,
	2004	2003

Revenue
Hardware and software sales	149,377	672,861
Cost of sales	(137,462)	(326,452)

Gross profit	11,915	346,409
System integration sales	22,093	-
Interest income	58	-
Other income	34,760	-

	68,826	346,409

Expenses
Administrative expenses	506,079	473,313
Consulting and marketing fees and expenses	3,180,088	-
Depreciation	409,115	24,739
Finance costs	9,157	2,402
Other operating expenses	16,723	4,514
Loss on disposal of subsidiary	862,513	-
Selling and distributing costs	21,254	107,103

	5,004,929	612,071

Loss before taxes	(4,936,103)	(265,662)
Current taxes – Note 8	(1,933)	-
Deferred taxes	133,640	-

Net loss	(4,804,396)	(265,662)

Comprehensive income (loss)
Foreign currency translation adjustment	(4,617)	8,737

Comprehensive net loss for the period	(4,809,013)	(256,925)

Basic and diluted loss per share	(0.12)	(0.01)

Weighted average shares outstanding – basic and diluted	40,160,551	24,484,284

See notes to consolidated financial statements

Investnet, Inc.

Consolidated Statements of Cash Flows

for the year ended December 31, 2004 and

for the nine months ended December 31, 2003

(Stated in US Dollars)

		Nine
	Year	months
	Ended	ended
	December 31,	December 31,
	2004	2003

Cash Flows from Operating Activities
Net loss	(4,804,396)	(265,662)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	409,115	317,000
Deferred taxes	(133,640)	624
Loss on sales of property, plant and equipment	15,215	-
Loss on disposal of subsidiary	862,513	-
Non-cash consulting fees	824,194	-
Non-cash marketing fees	2,318,800	-
Bad debts	153,718	-
Changes in operating assets and liabilities:
Trade receivables	72,996	608,680
Other receivables	6,914	(3,965)
Prepaid expenses and deposits	(49,853)	128,423
Accounts payable and accrued liabilities	211,995	51,729
Other payables	17,815	19,007
Income tax payable	1,933	(108,678)

Net cash flows (used in) provided by operating activities	(92,681)	747,158

Cash Flows from Investing Activities
Additions to property, plant and equipment	(17,300)	(1,050,459)
Cash acquired on the acquisition of subsidiary	20,460	328
Cash disposed on the disposal of subsidiary	(1,229)	-
Proceeds from sales of property, plant and equipment	14,240	-

Net cash flows provided by (used in) investing activities	16,171	(1,050,131)

Cash Flows from Financing Activities
Increase in amounts due to related parties	304,563	45,724
Repayment of obligations under capital leases	(14,509)	(9,932)
Short term bank loans	(114,848)	197,688

Net cash flows provided by financing activities	175,206	233,480

Effect of foreign currency translation on cash and cash equivalents	128	(2,831)

Net increase (decrease) in cash and cash equivalents	98,824	(72,324)

Cash and cash equivalents – beginning of period	2,586	74,910

Cash and cash equivalents – end of period	101,410	2,586

Supplemental Disclosures for Cash Flow Information:
Cash paid for:
Interest	7,797	428
Income taxes	-	-

See notes to consolidated financial statements

Investnet, Inc.

Consolidated Statements of Stockholders’ Equity

for the year ended December 31, 2004 and

for the nine months ended December 31, 2003

(Stated in US Dollars)

						(Accumulated	Accumulated
	Preferred stock		Common stock		Additional	deficit)	other
	Number		Number		paid-in	Retained	comprehensive
	of shares	Par value	of shares	Par value	capital	earnings	Income	Total

Balance, April 1, 2003	-	-	122	122	535,994	1,219,486	486	1,756,088
Issuance of stock for settlement of debt	-	-	500	500	127,717	-	-	128,217
Reverse acquisition	-	-	(622)	(622)	622	-	-	-
Outstanding common shares of the company prior to acquisition	-	-	10,500,000	10,500	(10,500)	-	-	-
Issuance of stock pursuant to acquisition of subsidiary	-	-	23,874,375	23,874	(35,113)	-	-	(11,239)
Net loss	-	-	-	-	-	(265,662)	-	(265,662)
Foreign currency translation adjustment	-	-	-	-	-	-	8,737	8,737

Balance, December 31, 2003	-	-	34,374,375	34,374	618,720	953,824	9,223	1,616,141
Issuance of stock for consulting and marketing services	-	-	4,823,375	4,823	3,138,171	-	-	3,142,994
Issuance of stock pursuant to acquisition of subsidiary			4,615,385	4,616	595,384	-	-	600,000
Issuance of stock pursuant to disposal of subsidiary	10,000	10	-	-	-	-	-	10
Net loss	-	-	-	-	-	(4,804,396)	-	(4,804,396)
Foreign currency translation adjustment	-	-	-	-	-	-	(4,617)	(4,617)

Balance, December 31, 2004	10,000	10	43,813,135	43,813	4,352,275	(3,850,572)	4,606	550,132

See notes to consolidated financial statements

Investnet, Inc.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Stated in US Dollars)

1.

Nature and Continuance of Operations

The Company was incorporated in Nevada on March 16, 2000 and was active in the mineral exploration business until August 31, 2002 when it’s primary asset, a mineral property option agreement expired.  Since that time the Company has been investigating new business opportunities.

Effective December 15, 2003, the Company acquired a 97.6% ownership interest in Advance Tech (Asia) Limited (“ATA”) (Note 4), whose business is providing real-time transaction solutions, customized solutions and professional information technology consulting services in Hong Kong and the People’s Republic of China (the “PRC”).  On December 30, 2004, the Company disposed all interest in ATA.

Effective December 13, 2004, the Company acquired a 100% ownership interest in Champion Agent Limited (“CAL”).  The wholly-owned subsidiary of CAL, DSI Computer Technology Company Limited (“DSI”), is engaged in providing customized solutions and professional information technology consultancy services in the PRC.

These financial statements have been prepared on a going concern basis.  The Company’s operations for the year ended December 31, 2004 resulted in a comprehensive loss of $4,809,013.  Its ability to continue as a going concern is dependent upon the ability of the Company to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company plans to satisfy its working capital needs through revenue generated from its business and the sale of its common stock.

The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

2.

Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company and its subsidiaries (“the Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America.

The acquisition of CAL has been accounted for using the purchase method.  These consolidated financial statements include the operations of CAL from the date of acquisition.

These consolidated financial statements include the operations of ATA up to the date of disposal and the loss on disposal of ATA.

Consolidation

The consolidated financial statements for the periods ended December 31, 2004 and 2003 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Although management believes that the estimated and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

Revenue Recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:

(i)

revenue from system integration service and maintenance income is recognized when the relevant services are rendered;

(ii)

revenue from the sale of hardware and software is recognized when the significant risks and rewards of ownership have been transferred to the buyer, provided that the Company maintains neither managerial involvement to the degree usually associated with ownership, nor effective control over the goods sold; and

(iii)

interest income is recognized on an accrual basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives.  The principal annual rates are as follows:

Computer equipment and software

20 – 30%

Office equipment, furniture and fixtures

25 – 30%

Leasehold improvements

        25%

Motor vehicles

10 – 30%

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book value of such assets exceed the future undiscounted cashflows attributable to such assets. No impairment of long-lived assets were recognized for any of the periods presented.

Foreign Currency Translation

The functional currencies of ATA and DSI are Hong Kong dollars and Renminbi (“RMB”) respectively and RMB is not freely convertible into foreign currencies. They maintain their financial statements in their respective functional currencies.  Monetary assets and liabilities denominated in currencies other than their respective functional currencies are translated into their respective functional currencies at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than their respective functional currencies are translated into their respective functional currencies at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective period.

For financial reporting purposes, the financial statements of subsidiaries which are prepared using their functional currencies have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment, a component of stockholders’ equity.  The exchange rates in effect at December 31, 2004 were HK$0.1286 for US$1 and RMB0.1210 for US$1.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings or loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings or loss per share is computed using the weighted average number of shares outstanding during the periods presented.

Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, trade receivables, other receivables, accounts payable, other payables, related parties payable and obligations under capital leases approximate their fair values due to the short-term maturity of such instruments.  The carrying amount of short-term bank loans also approximate their fair values because the applicable interest rates approximate current market rates.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

As of December 31, 2004, the Company has cash and cash equivalents of $13,000 denominated in RMB which is not freely convertible into foreign currencies.

Stock-Based Compensation

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under SFAS No. 123, equity instruments to acquire goods or services from nonemployees must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The Company accounts for stock issued to non-employees under the provisions of SFAS No. 123.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”.  Comprehensive income is comprised of net earnings (loss) adjusted for foreign currency translation gains and losses.  For the periods ended December 31, 2004 and 2003, the Company’s comprehensive (loss) amounted to $(4,809,013) and $(256,925), respectively.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory costs – an amendment of ARB No. 43, Chapter 4.” (“SFAS 151”).  SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued a revised Statement 123 (“SFAS 123R”), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – usually the vesting period.  The effective date for this statement is as of the first interim period that begins after June 15, 2005 (after December 15, 2005 for small business filers).

The Company does not anticipate that the adoption of these two standards will have a material impact on these financial statements.

3.

Acquisition

By an acquisition agreement dated October 12, 2004, effective December 13, 2004, the Company acquired DSI through acquiring all of the issued and outstanding stock of CAL, a British Virgin Islands corporation, in consideration for the issuance by the Company of 4,615,385 common shares valued at $0.13 per share which was determined with reference to the average share price of Investnet, Inc. during the five trading days preceding December 13, 2004.  DSI was established in the PRC on March 29, 2000 as a private limited company and is a wholly owned subsidiary of CAL.  DSI is engaged in providing customized solutions and professional information technology consultancy services in the PRC.

The table summarizes the purchase price allocation for the acquisition:

Current assets
Cash and cash equivalents	$20,460
Trade receivables, net of provision	55,299
Other receivables	15,990
Inventories	63,887
Property, plant and equipment, net	40,279
Current liabilities
Accounts payable and accrued liabilities	(19,045)
Other payables	(52,011)
Due to related parties	(82,163)
Income tax payable	(527)

Total tangible assets	42,169
Goodwill	557,831

Total assets acquired	$600,000

4.

Loss on disposal

On December 30, 2004, the Company disposed all interest in Advance Tech (Asia) Limited (“ATA”), representing a 97.6% ownership interest, to an independent third party in consideration for the issuance by the Company of 10,000 preferred shares pursuant to the agreement for sale of stock signed on November 11, 2004.

The net assets of ATA at the date of disposal were as follows:

Current assets
Cash and cash equivalents	$1,229
Due from the Company and a related company	70,078
Property, plant and equipment, net	1,176,554
Current liabilities
Accounts payable and accrued liabilities	(42,321)
Due to a related party	(260,555)
Short-term loans	(82,482)

Net assets disposed of	862,503
Issuance of preferred stock	10

Loss on disposal of subsidiary	$862,513

The results of operations of ATA for the period from January 1, 2004 to December 30, 2004 (the date of the disposal) and for the nine months ended December 31, 2003 are summarized as follows:

	2004	2003

Revenue
Hardware and software sales	$257	$672,861
Cost of sales	(193)	(326,452)

Gross profit	64	346,409
Expenses
Administrative expenses	385,629	428,861
Marketing fees and expenses	101,937	55,927
Depreciation	408,376	24,739
Finance costs	9,131	2,402
Other operating expenses	15,825	4,505
Selling and distributing costs	17,879	51,176

	938,777	567,610

Loss before taxes	(938,713)	(221,201)
Current taxes	-	-
Deferred taxes	133,640	-

Net loss	$(805,073)	$(221,201)

5.

Inventories

Inventories are summarized as follows at December 31:

	2004	2003

Goods held for re-sale	63,887	-

6.

Property, plant and equipment

Property, plant, and equipment and related accumulated depreciation are summarized as follows at December 31:

	2004	2003

Computer equipment and software	15,967	1,958,565
Office equipment, furniture and fixtures	16,029	41,164
Leasehold improvements	-	16,345
Motor vehicles	34,652	-
Motor vehicles (leased)	-	51,731

	66,648	2,067,805
Accumulated depreciation	(27,108)	(466,535)

Property, plant and equipment, net	39,540	1,601,270

At December 31, 2003, the net carrying amount of motor vehicles held by the Company under capital leases amounted to $9,053.  For the nine months ended December 31, 2003, the depreciation expense related to the leased assets was $11,611.

Included in cost of sales is depreciation of computer equipment and software totalling $291,474 for the nine months ended December 31, 2003.

7.

Due to Related Parties

Amounts due to related parties are due a director of the Company and a related company which is controlled by a director and are unsecured, interest-free and have no fixed terms of repayment.

8.

Income taxes

Current income tax expense and the related current tax liabilities for the year ended December 31, 2004 are related to the Company’s PRC operations.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable statutory income tax rates to earnings before income taxes for the year ended December 31, 2004 and for the nine months ended December 31, 2003.

	2004	2003

Provision for income taxes at the applicable
statutory income tax rates	(1,281,773)	(54,271)
Effect on tax rate changes	-	12,473
Non-deductible items for tax	1,087,289	27,601
Income not subject to tax	(4)	-
Tax concession (Note 12(b))	(14,374)	-

	(208,862)	(14,197)
Valuation allowances	210,795	14,197

	1,933	-

Deferred tax

	2004	2003

Deferred tax assets
Net loss carryforwards	47,905	156,256
Valuation allowance	(47,905)	(156,256)

	-	-

Deferred tax liabilities
Property and equipment costs deducted for tax purposes in excess of depreciation provided related to operations in Hong Kong	-	133,952

The Company has recorded a valuation allowance against its deferred income tax assets based on the extent to which it is not more-likely-than-not that sufficient taxable income will be realized during the carry forward periods to utilize all the deferred tax assets.

At December 31, 2004, the Company had net loss carryforwards of approximately $137,000 (2003: $44,000) from US operations for federal and state income tax purposes.  These carryforwards, if not utilized to offset taxable income, begin to expire in :

2023

$44,000

2024

$93,000

Utilization of the net loss for 2003 may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar Statute Provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

At December 31, 2003, the Company had loss carryforwards of approximately $804,000 from its operations in Hong Kong.  These losses may be carried forward indefinitely to offset future taxable income.

9.

Preferred Stock

Except for the voting rights designated to the holder of Series A preferred stock (each holder of Series A preferred stock shall be entitled to 25% of the voting rights of common stock), the Series A preferred stock shall have the same rights, preferences and limitations as the common stock of the Company.  The holders of Series A preferred stock shall not have a preemptive right to acquire the Company’s unissued common stock.

10.

Defined Contribution Plan

The Company has a defined contribution plan for all qualified employees in the PRC.  The employer and its employees are each required to make contributions to the scheme at the rates specified in the plan.  The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in the future years.  The defined contribution plan contributions were charged to the consolidated statement of operations.  The Company contributed $470 for the year ended December 31, 2004 and $-0- for the period ended December 31, 2003.

11.

Lease

The Company has entered into an office lease expiring November 15, 2005.  Minimum future lease payments are $16,783 for the year ending December 31, 2005.  Rental expenses for the year were $29,694 and for nine months ended December 31, 2003 were $26,278.

12.

Related Party Transactions

During the year ended December 31, 2004 and the nine months ended December 31, 2003, the Company had the following transactions with its related parties :

(a)  Fees charged by directors of the Company as follows :

	2004	2003

Administrative expenses
Consulting fees	-	12,000
Directors’ fees	45,967	54,604

	45,967	66,604

(b)

DSI has been enjoying some tax concession such that its enterprise income tax is charged at 0.6% and 4.8% on its principal and non-principal income respectively for the period from May 1, 2003 to December 31, 2004 (the “Relevant Period”).  In the absence of any formal letter of approval for this tax concession from the relevant tax authorities of Shanghai, one of the stockholders of the Company, who is also the ex-beneficial owner of DSI, has issued a letter of indemnity to DSI to indemnify DSI from any claims from the tax authorities of Shanghai for the shortfall of tax liabilities of DSI if it is imposed at the PRC statutory enterprise income tax rate of 33% on its results for the Relevant Period.

13.

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the year, the Company issued 4,823,375 shares of the common stock pursuant to the 2004 Benefit Plan (Note 14) for the settlement of the expenses.  For the acquisition of CAL, 4,615,385 shares were issued for the acquisition cost of $600,000 (Note 3).  The Company issued 10,000 shares of the preferred stock for the disposal of ATA (Note 4).

During the nine-months ended December 31, 2003, ATA issued 500 shares of the common stock pursuant to a debt settlement agreement to settle $128,217 of outstanding debt.

14.

Benefit Plan

Pursuant to the 2004 Benefit Plan of the Company adopted on May 24, 2004, the Company may issue, or grant options to acquire the Company’s common stock from time to time to employees of the Company or its subsidiaries or other individuals, including consultants or advisors who rendered services to the Company (the “Plan”).

A total of 5,000,000 shares of the Company’s common stock may be issued pursuant to the Plan.  The proposed maximum offering price per share is $0.73 and the proposed maximum aggregate offering price is $3,650,000.

The Plan shall terminate on the earlier of the date that is 5 years from the date of adoption of the Plan or the date on which the 5 million shares is issued.

During the year, 4,823,375 shares of the Company’s common stock were issued to consultants and advisors who rendered consulting and marketing services for the Company. The price of the issuance of common stock were determined by reference to the closing price at the dates of the relevant agreements. No shares or options were issued, or granted, to the employees of the Company or its subsidiaries during the year.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s accountants on accounting and financial disclosure.

ITEM  8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms.

Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held
Norman Koo	45	Chief Executive Officer and a Director
Terence Ho	44	Chief Financial Officer and Chairman

Johnny Lu	30	Director
Mantin Lu	28	Director
Vivian Szeto	33	Corporate Secretary and Director

The directors named above will serve until the next annual meeting of the Company’s stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company’s affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Terence Ho was appointed as an officer and director of InvestNet on December 15, 2003.  Mr. Ho will serve until an annual meeting of InvestNet’s shareholders and his successor is elected and qualified.  Thereafter, directors will be elected for one-year terms at the annual shareholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Ho is the chairman of InvestNet. Mr. Ho obtained his bachelors degree in Arts from the University of Winnipeg in Canada and later obtained a Diploma in business management from the Chinese University in Hong Kong. Mr. Ho is primarily responsible for Advance Tech’s overall strategic planning, formulation of corporate policies and marketing management. Mr. Ho has over 17 years of experience in corporate development, management as well as sales and marketing in the finance and information technology industry. Mr. Ho has not served as an officer and director of any other public companies over the last five years.

Norman Koo was appointed as an officer and director of InvestNet on December 15, 2003.  Mr. Koo will serve until an annual meeting of InvestNet’s shareholders and his successor is elected and qualified.  Thereafter, directors will be elected for one-year terms at the annual shareholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Koo is the chief executive officer of InvestNet. Mr. Koo graduated from the University of Hong Kong with a bachelor’s degree in Industrial Engineering. He has over 23 years of sales and marketing experience in the computers and communications sector, 18 years of which were spent developing markets in the Peoples Republic of China. Mr. Koo has not served as an officer and director of any other public companies over the last five years.

Johnny Lu was appointed as a director of InvestNet on December 15, 2003.  Mr. Lu will serve until an annual meeting of InvestNet’s shareholders and his successor is elected and qualified.  Thereafter, directors will be elected for one-year terms at the annual shareholders meeting.

Mr. Lu is responsible for marketing Advance Tech’s services and products. He graduated from the Hong Kong Polytechnic University with a bachelor’s degree in Business Studies and a Masters of Philosophy in marketing.

Mantin Lu was appointed as a director of InvestNet on December 15, 2003.  Mr. Lu will serve until an annual meeting of InvestNet’s shareholders and his successor is elected and qualified.  Thereafter, directors will be elected for one-year terms at the annual shareholders meeting.

Mr. Lu obtained a bachelor’s degree with honors and a Masters of Philosophy in industrial management and manufacturing systems engineering from the University of Hong Kong.

Vivian Szeto was appointed as a director of InvestNet on December 15, 2003.  Ms. Szeto will serve until an annual meeting of InvestNet’s shareholders and her successor is elected and qualified.  Thereafter, directors will be elected for one-year terms at the annual shareholders meeting.

Ms. Szeto is responsible for the management and administration of InvestNet. Ms. Szeto graduated from the Hong Kong Polytechnic University with a major in Management Studies. Ms. Szeto has not served as an officer and director of any other public companies over the last five years.

Audit Committee

The board of directors has established an audit committee. The audit committee comprises of Terence Ho and Norman Koo. The audit committee is yet to adopt a definitive charter though it typically reviews acts on and reports to the board of directors with respect to various auditing and accounting matters. The matters typically considered by InvestNet’s audit committee include recommendations as to the performance of its independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures.  Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities.  In order to be listed on any of these exchanges, InvestNet will be required to adopt a definitive charter for its audit committee. The board of directors has not yet established a compensation committee. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director.  InvestNet does not anticipate adopting a provision for compensating directors in the future.

Compliance With Section 16(a) of the Exchange Act.

All of the company’s officers, directors and principal shareholders have filed initial reports on Form 3.

Code of Ethics

InvestNet has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. InvestNet has filed a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, InvestNet’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting InvestNet.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table provides summary information for the years 2004, 2003, 2002 and 2001 concerning cash and non-cash compensation paid or accrued by InvestNet to or on behalf of the chief executive officer and the only other employee to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP payouts ($)	All Other Compensation ($)
Norman Koo Chief Executive Officer and Director	2004 2003 2002 2001	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -

Terence Ho Chief Financial Officer and Director	2004 2003*2003* 2002 2001	19,388 26,210 36,922 - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -
Ruairidh Campbell**, Chief Executive Officer, Chief Financial Officer and Director	2004 2003 2002 2001	- 12,000 - -	- - - -	- - - -	- - - -	- - - -	- - - -	- - - -

*  Nine-month period ended December 31, 2003 and twelve-month period ended December 31, 2003.

** Ruairidh Campbell resigned as an officer of InvestNet on December 15, 2003 and as a director on March 2, 2004.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company’s most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

Title of Class	Name and Address of Owner	Amount and Nature of Ownership	Percent of Class
Common Stock	Terence Ho Unit 3302, 33/F, Lippo Centre, Tower 2, 89 Queensway, Admiralty, Hong Kong, China	17,936,094* Beneficial	40.89%
Common Stock	Norman Koo 28/F Soundwell Plaza, 38 Russell Street, Causeway Bay, Hong Kong, China	1,872,965** Direct Beneficial	4.3%
Common Stock	Johnny Lu Unit 3302, 33/F, Lippo Centre, Tower 2, 89 Queensway, Admiralty, Hong Kong, China	0	0
Common Stock	Mantin Lu Unit 3302, 33/F, Lippo Centre, Tower 2, 89 Queensway, Admiralty, Hong Kong, China	0	0

Common Stock	Vivian Szeto Unit 3302, 33/F, Lippo Centre, Tower 2, 89 Queensway, Admiralty, Hong Kong, China	0	0
Common Stock	AGrade Ltd. P.O. Box Offshore Incorporations Centre Road Town, Tortola, British Virgin Islands	17,936,094 Direct	40.89%
Common Stock	All Executive Officers and Directors as a Group	19,809,059	45.15%

* Mr. Terence Ho is InvestNet’s chairman of the board of directors and chief financial officer. Mr. Ho is also the sole shareholder of AGrade Ltd.

** Mr. Norman Koo owns 107,617 shares of InvestNet directly and 1,765,348 shares of InvestNet indirectly through Advance Tech Asset Management Limited (“ATAML”).  Mr. Koo is the sole shareholder of ATAML.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 15, 2003, the InvestNet authorized the issuance of 22,312,500 shares of restricted common stock to the shareholders of Advance Tech (Asia) Limited comprised of 13 individuals and entities pursuant to the terms of a stock exchange agreement related to the acquisition of Advance Tech (Asia) Limited relying on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 as amended. The acquisition included the issuance of 19,701,442 shares to InvestNet common stock to AGrade Ltd. Mr. Terence Ho, InvestNet’s chairman of the board of directors and chief financial officer is the sole shareholder of AGrade Ltd.

ITEM 13.

EXHIBITS

(a)

The Exhibits listed below are filed as part of this Annual Report.

3(i)(a)

Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

3(i)(b)

Amended Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003)

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

10

Acquisition Agreement dated November 11, 2003 between the Company and AGrade Limited, Advance Tech Asset Management Limited, Advance Tech (Asia) Limited and Ho Hun Lung Terence and the disclosure schedules thereto (incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on December 19, 2003).

14

Code of Ethics (incorporated by reference to Form 10KSB filed with the Securities and Exchange Commission on May 13, 2004).

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

The aggregate fees billed by PKF for audit of the Company’s annual financial statements were $ 23,112 for the fiscal year ended December 31, 2004. The aggregate fees billed by Amisano Hanson for audit of the Company’s annual financial statements were $ 27,876 for the fiscal period ended December 31, 2003. The aggregate fees billed by PKF for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $ 5,778 during the year ended December 31, 2004, and $0 during the period ended December 31, 2003.  The aggregate fees billed by Hanson Amisano for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $ 14,497 during the year ended December 31, 2004, and $0 during the period ended December 31, 2003.

PKF did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal periods ended December 31, 2004 or December 31, 2003.  Amisano Hanson did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal periods ended December 31, 2004 or December 31, 2003.

Tax Fees

The aggregate fees billed by PKF for tax compliance, tax advice and tax planning were $ 0 for the fiscal year ended 2004, and $0 for the fiscal year ended 2003. The aggregate fees billed by Amisano for tax compliance, tax advice and tax planning were $ 0 for the fiscal year ended 2004, and $ 669 for the fiscal period ended 2003.

All Other Fees

 PKF did not bill the Company for any products and services other than the foregoing during the fiscal periods ended 2004 and 2003. Amisano Hanson billed the Company $ 2,754 for products and services other than the foregoing during the fiscal year ended 2004 and $0 for the fiscal period ended 2003.

Audit Committee Pre-Approval

InvestNet’s Audit Committee pre-approved the engagement of PKF to act as its independent auditor for the fiscal year ended December 31, 2004.   InvestNet’s Audit Committee also pre-approved PKF to provide the audit, audit related services, tax services and all other services described above for the fiscal year ended December 31, 2004.  InvestNet’s board of directors pre-approved Amisano Hanson to provide the audit, audit related services, tax services and all other services described above for the fiscal period ended December 31, 2003. InvestNet’s independent auditors performed all work only with their full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTNET, INC.

By: /s/ Norman Koo, Chief Executive Officer and a Director

Date: April 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Norman Koo, Chief Executive Officer and a Director

Date: April 13, 2005

By: /s/ Terence Ho, Chief Financial Officer and Chairman

Date: April 13, 2005

By: /s/ Johnny Lu, Director

Date: April 13, 2005

By: /s/ Mantin Lu, Director

Date: April 13, 2005

By: /s/ Vivian Szeto, Secretary and Director

Date: April 13, 2005