Form 10QSB
period 2005-03-31
INVESTNET INC
filed 2005-05-11
CIK 1017699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes...  No.....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At March 31, 2005, the following shares were outstanding: 43,869,385.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

TABLE OF CONTENTS

Page
PART I

ITEM 1. FINANCIAL INFORMATION

Interim Consolidated Balance Sheets as of March 31, 2004 and December 31, 2004	5

Interim Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	6

Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	7

Interim Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2005 and 2004 and for the nine months ended December 31, 2004	8

Notes to Interim Consolidated Financial Statements	9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12

ITEM 3. CONTROLS AND PROCEDURES	17

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5. OTHER INFORMATION	18

ITEM 6. EXHIBITS	18

SIGNATURES	19

PART I

ITEM 1.

FINANCIAL INFORMATION

As used herein, the term “InvestNet” refers to InvestNet, Inc., a Nevada corporation and its subsidiaries, unless otherwise indicated.  In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INVESTNET, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2005

(Stated in US Dollars)

InvestNet, Inc.

Interim Consolidated Balance Sheets

As of March 31, 2005 (Unaudited) and December 31, 2004

(Stated in US Dollars)

	March 31,	December 31,
	2005	2004
		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	13,651	101,410
Trade receivables (net of allowance of doubtful accounts of $7,260 in 2005 and 2004)	91,800	253,025
Other receivables	14,102	15,990
Inventories – goods held for resale	77,276	63,887
Prepaid expenses and deposits	27,450	67,888

Total Current Assets	224,279	502,200
Property, plant and equipment, net – Note 3	35,924	39,540
Goodwill	557,831	557,831

TOTAL ASSETS	818,034	1,099,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payables and accrued liabilities	132,148	236,974
Other payables	23,232	106,237
Due to related parties – Note 4	429,763	203,768
Income taxes payable	975	2,460

Total Current Liabilities	586,118	549,439

TOTAL LIABILITIES	586,118	549,439

STOCKHOLDERS’ EQUITY
Preferred stock: $0.001 par value
200,000,000 shares authorized
10,000 shares outstanding at March 31, 2005 and December 31, 2004	10	10
Common stock: $0.001 par value
200,000,000 shares authorized
43,869,385 shares outstanding at March 31, 2005 (43,813,135 shares outstanding at December 31, 2004)	43,869	43,813
Additional paid-in capital	4,355,594	4,352,275
Accumulated other comprehensive income	5,103	4,606
Accumulated deficit	(4,172,660)	(3,850,572)

TOTAL STOCKHOLDERS’ EQUITY	231,916	550,132

	818,034	1,099,571

See notes to interim consolidated financial statements

InvestNet, Inc.

Interim Consolidated Statements of Operations

For the three months ended March 31, 2005 (Unaudited) and 2004

(Stated in US Dollars)

	2005	2004

Revenue
Hardware and software sales	154,215	-
Cost of sales	(151,393)	-

Gross profit	2,822	-
System integration sales	23,125	-
Interest income	68	-
Other income	18,688	36

	44,703	36

Expenses
Administrative expenses	130,187	258,890
Consulting and marketing fees and expenses	165,665	-
Depreciation	3,616	105,563
Finance costs	-	4,182
Other operating expenses	499	423
Selling and distribution expenses	64,719	67,732

	364,686	436,790

Loss before taxes	(319,983)	(436,754)
Current taxes	2,105	-
Deferred taxes recovery	-	(33,428)

Net loss	(322,088)	(403,326)

Comprehensive income
Foreign currency translation adjustment	497	-

Comprehensive net loss for the period	(321,591)	(403,326)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average shares outstanding – basic and diluted	43,849,792	34,374,375

See notes to interim consolidated financial statements

InvestNet, Inc.

Interim Consolidated Statements of Cash Flows

For the three months ended March 31, 2005 and 2004

(Unaudited)

(Stated in US Dollars)

	2005	2004

Cash Flows from Operating Activities
Net loss for the period	(322,088)	(403,326)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	3,616	105,563
Deferred taxes	-	(33,428)
Non-cash consulting fees	44,000	-
Non-cash marketing fees	40,477	-
Changes in operating assets and liabilities:
Trade receivables	161,225	425,762
Other receivables	1,888	6,760
Inventories	(13,389)	-
Prepaid expenses and deposits	(188)	3,156
Accounts payable and accrued liabilities	(104,435)	23,710
Other payables	(83,005)	(26,657)
Income tax payable	(1,485)	-

Net cash flows (used in) provided by operating activities	(273,384)	101,540

Cash Flows from Financing Activities
Due with related parties	185,896	(7,007)
Repayment of obligations under capital leases	-	(1,451)
Short term bank loans	-	(51,166)

Net cash flows provided by (used in) financing activities	185,896	(59,624)

Effect of foreign currency translation on cash and cash equivalents	(271)	(395)

Net increase (decrease) in cash and cash equivalents	(87,759)	41,521
Cash and cash equivalents – beginning of period	101,410	2,586

Cash and cash equivalents – end of period	13,651	44,107

Supplemental Disclosures for Cash Flow Information:
Cash paid for:
Interest	1	428
Income taxes	3,590	-

See notes to interim consolidated financial statements

InvestNet, Inc.

Interim Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2005 and 2004 and for the nine months ended December 31, 2004

(Unaudited)

(Stated in US Dollars)

	Preferred stock		Common stock		Additional	(Accumulated deficit)	Accumulated other
	Number of shares	Par value	Number of shares	Par value	paid-in capital	retained earnings	comprehensive income	Total

Balance, December 31, 2003	-	-	34,374,375	34,374	618,720	953,824	9,223	1,616,141
Net loss for the period	-	-	-	-	-	(403,326)	-	(403,326)
Foreign currency translation adjustment	-	-	-	-	-	-	(5,816)	(5,816)

Balance, March 31, 2004	-	-	34,374,375	34,374	618,720	550,498	3,407	1,206,999
Issuance of stock for consulting and marketing services	-	-	4,823,375	4,823	3,138,171	-	-	3,142,994
Issuance of stock pursuant to acquisition of subsidiary	-	-	4,615,385	4,616	595,384	-	-	600,000
Issuance of stock pursuant to disposal of subsidiary	10,000	10	-	-	-	-	-	10
Net loss for the period	-	-	-	-	-	(4,401,070)	-	(4,401,070)
Foreign currency translation adjustment	-	-	-	-	-	-	1,199	1,199

Balance, December 31, 2004	10,000	10	43,813,135	43,813	4,352,275	(3,850,572)	4,606	550,132
Issuance of stock for settlement of consulting services	-	-	56,250	56	3,319	-	-	3,375
Net loss for the period	-	-	-	-	-	(322,088)	-	(322,088)
Foreign currency translation adjustment	-	-	-	-	-	-	497	497

Balance, March 31, 2005	10,000	10	43,869,385	43,869	4,355,594	(4,172,660)	5,103	231,916

See notes to consolidated financial statements

InvestNet, Inc.

Notes to Interim Consolidated Financial Statements

March 31, 2005

(Stated in US Dollars)

1.

Interim Reporting

While the information presented in the accompanying interim consolidated financial statements are unaudited, it includes all adjustment which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2004 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2004 annual financial statements.

These financial statements have been prepared on a going concern basis.  The Company’s operations for the three months ended March 31, 2005 resulted in a comprehensive loss of $321,591.  Its ability to continue as a going concern is dependent upon the ability of the Company to meet its obligations and repay its liabilities arising from normal business operations when they become due.  The Company plans to satisfy its working capital needs through (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of its securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible.

2.

Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory costs – an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”).  SFAS 151 amends ARB 43, Chapter 4, to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued a revised Statement 123 (“SFAS 123R”), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – usually the vesting period.  The effective date for this statement is as of the beginning of the next fiscal year.

The Company does not anticipate that the adoption of these two standards will have a material impact on these consolidated financial statements.

3.

Property, plant and equipment

Property, plant, and equipment and related accumulated depreciation are summarized as follows:

	March 31,	December 31,
	2005	2004
		(Audited)

Computer equipment and software	15,967	15,967
Office equipment, furniture and fixtures	16,029	16,029
Motor vehicles	34,652	34,652

	66,648	66,648
Accumulated depreciation	(30,724)	(27,108)

	35,924	39,540

4.

Due to Related Parties

Amounts due to related parties are due to directors of the Company and a related company which is controlled by a director and are unsecured, interest-free and have no fixed terms of repayment.

5.

Related Party Transactions

(a)

During the three months ended March 31, 2005 and 2004, the Company was charged the following by directors of the Company:

	2005	2004

Administrative expenses
Directors’ fees	-	10,671

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

(b)

The subsidiary of the Company, DSI Computer Technology Company Limited (“DSI”) has been enjoying some tax concession such that its enterprise income tax is charged at 0.6% and 4.8% on its principal and non-principal income respectively.  In the absence of any formal letter of approval for this tax concession from the relevant tax authorities of Shanghai, one of the stockholders of the Company, who is also the ex-beneficial owner of DSI, has issued a letter of indemnity to DSI to indemnify DSI from any claims from the tax authorities of Shanghai for the shortfall of tax liabilities of DSI if it is imposed at the PRC statutory enterprise income tax rate of 33% on its results for the three months ended March 31, 2005.

6.

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the period, the Company issued 56,250 shares of the common stock pursuant to the 2004 Benefit Plan (Note 7) for the settlement of the expenses.

7.

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

During the period ended March 31, 2005, 56,250 shares of the Company’s common stock were issued to a consultant who rendered consulting services for the Company.  The price of the issuance of common stock was determined by reference to the closing price at the dates of the relevant agreements.  No shares or options were issued, or granted, to the employees of the Company or its subsidiaries during the period.

8.

Subsequent Events and Contingencies

On April 26, 2005, 13,000,000 common stock of the Company were issued for partial settlement of the balance due to a director amounting to $233,212.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report.  InvestNet’s fiscal year end is December 31.

InvestNet’s short-term strategy is to realize net cash flow from operations and financing activities to be used to expand marketing efforts in China and research and development. InvestNet is committed to ensuring that its products remain at the forefront of providing real time software and IT solutions. The realization of net cash flows in the near term will require a significant increase in InvestNet’s revenues without a substantial increase in expenses. Financing activities will focus on equity financing. Once InvestNet has achieved positive net cash flow, its longer-term strategy is to expand marketing efforts beyond China into other Asian markets based on anticipated increases in IT spending over the next several years in South Korea, Singapore and Taiwan.

However, over the current period InvestNet has not been able to generate sufficient cash flow from operations to sustain operations and fund necessary for research and development. Further, there can be no assurance that InvestNet’s real time software and IT solutions will provide sufficient cash flows in the near term to sustain operations or that anticipated financing activities will be successful. Should InvestNet be unable to generate sufficient cash flow from the sale of its products or complete an equity funding to sustain its business it will seek financing through alternative sources such as additional debt financing from existing shareholders.  InvestNet can provide no assurance that such efforts, if necessary, would be successful.

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

On November 11, 2003, InvestNet entered into an acquisition agreement with Agrade Limited, Advance Tech Asset Management Limited, Advance Tech (Asia) Limited (“ATA”) and Ho Chun Lung Terence wherein InvestNet agreed to issue to the shareholders of Advance Tech (Asia) Limited 22,312,500 shares of its common stock in exchange for all of the issued and outstanding shares of Advance Tech (Asia) Limited’s (“Advance Tech”), a real-time business solutions provider for businesses in Hong Kong and the Peoples’ Republic of China (“PRC”).  The parties closed the agreement on December 15, 2003 with InvestNet’s acquisition of ninety-eight percent (98%) of Advance Tech.

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

On October 12, 2004, InvestNet entered into a new agreement to acquire DSI by purchasing 100% of Champion Agent Limited (“CAL”), a British Virgin Islands company which is the sole shareholder of DSI.  The agreement, which was effective December 13, 2004, required InvestNet to issue common shares of InvestNet valued as equivalent to $600,000 as of the date of the closing in exchange for all of the issued and outstanding stock of CAL.

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

On December 30, 2004 InvestNet disposed of its interest in ATA by transferring it to Leading Management Limited (“Leading”), an unrelated third party buyer, in consideration of the issuance of 10,000 shares of InvestNet’s preferred stock, which stock represents 25% of the voting rights of the common stock of InvestNet.  Under its agreement with Leading, InvestNet retained ownership of certain intellectual property rights associated with specific software applications and divested itself of all liabilities associated with the operations of ATA, including amounts owed by InvestNet at September 30, 2004, totaling $62,641.

InvestNet currently trades on the OTC Bulletin Board under the symbol, “IVNE.OB.”

Results of Operations

For the period ended March 31, 2005, InvestNet incurred a net loss from operations as a result of limited sales and an increase in depreciation expenses, administrative expenses, selling costs and consulting fees. Should InvestNet be unable to generate revenue it will continue to operate at a loss in future periods.

Three-Month Periods Ended March 31, 2005 and 2004

Gross Revenue

Revenue for the three-month period ended March 31, 2005 was $154,215. The same period last year realized no revenues.   The increase in revenue was the result of hardware and software sales.

Net Losses

Net loss for the three-month period ended March 31, 2005 was $322,088 as compared to a net loss of  $403,326 for the comparable period ended March 31, 2004. The decrease in losses is primarily attributable to a reduction in administrative expenses, depreciation and finance costs offset by an increase in consulting and marketing fees and expenses.

Expenses

Administrative expenses for the three-month period ended March 31, 2005 were $130,187 as compared to $258,890 for the comparable period ended March 31, 2004.  The decrease in administrative expenses is primarily attributable to downsizing of the administrative supporting teams.

InvestNet anticipates that administrative expenses will remain relatively constant over the next twelve months.

Consulting and marketing fees and expenses for the three-month period ended March 31, 2005 were $165,665.  In the March 31, 2004 period, there were no comparable expenses.  InvestNet’s consulting expenses are in the form of stock compensation during the current period in connection with its research and development efforts and to obtain professional services. InvestNet anticipates that it may continue to rely on stock compensation to maintain operations in future periods until such time as sufficient revenue is realized from operations or capital funding becomes available. Consulting and marketing fees and expenses may increase in future periods.

Selling and distribution expenses for the three-month period ended March 31, 2005 were $64,719 as compared to $67,732 for the comparable period ended March 31, 2004.    The decrease in selling and distribution expenses is primarily attributable to the decrease in marketing efforts over the period.  InvestNet anticipates that selling and distribution expenses will increase over the next twelve months as it expands its market presence in China.

Depreciation expenses for the three-month periods ended March 31, 2005 and March 31, 2004 were $3,616 and $105,563, respectively.

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

Liquidity and Capital Resources

Net cash flows used in operating activities for the three months ended March 31, 2005 were $(273,384) compared to $101,540 provided for the three-month period ended March 31, 2004. The decrease in net cash flows is primarily due to an decrease in payables, receivables and accrued liabilities.

Cash flows provided by financing activities were $185,896 for the three-month period ended March 31, 2005 as compared to used $(59,624) for the same period last year.  The increase in cash flows is attributable to amounts funded by related parties, the repayment of obligations under capital leases, and an absence of outstanding short-term bank loans.

The Company has an accumulated deficit of $4,172,660. The Company has funded its cash needs from revenue and debt financing in the form of loans provided by related and unrelated parties.  There can be no assurance that InvestNet will generate sufficient cash flows from revenue or successfully obtain debt or equity financing in order to fund operations.  InvestNet has no formal long-term lines of credit or other bank financing arrangements as of March 31, 2005. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

InvestNet has no defined benefit plan or contractual commitment with any of its officers or directors.

InvestNet has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

InvestNet has no current plans to make any significant changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004 included in InvestNet’s Form 10-KSB, InvestNet discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position.  InvestNet believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Revenue Recognition

InvestNet generates revenue through the sale of network hardware and software, customized solutions and IT consultancy services to the business sector in the Asia Pacific region. Revenues are recognized only when persuasive evidence for sales and services arrangement exists. Revenue from the sale of hardware and software is recognized when the significant risks and rewards of ownership have been transferred to the buyer.  Revenue from system integration service and maintenance income is recognized when the relevant services are rendered.

ITEM 3.

CONTROLS AND PROCEDURES

InvestNet’s chief executive officer and InvestNet’s chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for InvestNet.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2005, the chief executive officer and the chief financial officer have concluded that InvestNet’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by InvestNet in reports that InvestNet files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of March 31, 2005, the chief executive officer and the chief financial officer have concluded that there were no significant changes in InvestNet’s internal controls over financial reporting or in any other areas that could significantly affect InvestNet’s internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDSUNREG

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ISTERED SALES OF EQUITY SECURITIES AND

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

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

3(i)(b)

Amended Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003)

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

10

Acquisition Agreement dated November 11, 2003 between the Company and AGrade Limited, Advance Tech Asset Management Limited, ATA and Ho Hun Lung Terence and the disclosure schedules thereto (incorporated by reference from Form 8-K filed with the Securities and Exchange Commission on December 19, 2003).

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 1 1 th day of May 2005.

INVESTNET, INC.

/s/ Norman Koo

Norman Koo, Chief Executive Officer and Director

/s/ Terence Ho

Terence Ho, Chief Financial Officer and Chairman of the Board of Directors