Form 10QSB
period 2005-06-30
INVESTNET INC
filed 2005-08-22
CIK 1017699

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to

Commission file number 000-33097

INVESTNET, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0650263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

No. 99 Taibei Road

Limin Economy and Technology Developing District

Harbin, P. R. C.

Zip Code: 150025

 (Address of principal executive offices)

Registrant’s Telephone Number, Including International Code and Area Code:

86-451-57351189-126

Unit 3302, 33F, Lippo Centre, Tower 2,
89 Queensway, Admiralty, Hong Kong

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.  As of August 15, 2005, the issuer had outstanding 200,000,000 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One):  Yes ☐  No ☒

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

INVESTNET, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

AS OF JUNE 30, 2005 (UNAUDITED)

INVESTNET, INC. AND SUBSIDIARIES

INVESTNET, INC.

INDEX TO THE FORM 10-QSB

FOR THE THREE MONTHS ENDED JUNE 30, 2005

INVESTNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2005 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$362,608
Accounts receivable, net of allowances	351,665
Inventories, net	5,819,519
Due from a related company	241,546
Other receivables	37,295
Total Current Assets	6,812,633

PROPERTY AND EQUIPMENT, NET	4,482,642

OTHER ASSETS
Intangible assets	771,014
Land use rights, net	55,054
TOTAL ASSETS	$12,121,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$82,126
Other payables and accrued liabilities	216,009
Value added tax payables	876,487
Other tax payable	14,746
Note payable	730,677
Convertible note payable	8,070,000
Total Current Liabilities	9,990,045

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 200,000,000 shares issued and outstanding	200,000
Additional paid-in capital	(2,767,441)
Retained earnings
Unappropriated	4,188,373
Appropriated	810,366
Due from shareholders	(300,000)
Total Stockholders’ Equity	2,131,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,121,343

The accompanying notes are an integral part of these financial statements

INVESTNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

NET SALES	$1,706,901	$1,560,568	$3,735,134	$3,036,506

COST OF SALES	(1,107,178)	(927,201)	(2,428,361)	(1,795,423)

GROSS PROFIT	599,723	633,367	1,306,773	1,241,083

OPERATING EXPENSES
Selling expenses	40,775	84,471	153,443	166,514
General and administrative expenses	346,539	48,856	444,857	88,249
Professional fees	50,793	25,362	64,682	25,362
Depreciation	5,332	3,352	10,664	6,348
Amortization of intangible assets	28,262	28,261	56,522	56,522
Amortization of land use rights	302	302	604	604
Total Operating Expenses	472,003	190,604	730,772	343,599

PROFIT FROM OPERATIONS	127,720	442,763	576,001	897,484

OTHER INCOME (EXPENSES)
Government grant	—	—	24,155	91,788
Interest income, net	164	78	201	90
Interest expenses	—	(7,668)	—	(16,100)
Other income	558	—	558	—
Other expenses	(29)	(29)	(220)	(54)
Total Other Income (Expenses)	693	(7,619)	24,694	75,724

PROFIT FROM OPERATIONS BEFORE TAXES	128,413	435,144	600,695	973,208

INCOME TAX EXPENSE	—	—	—	—

NET INCOME	$128,413	$435,144	$600,695	$973,208

Net profit per share-basic and diluted	$0.00	$0.00	$0.00	$0.01

Weighted average number of shares outstanding during the year-basic and diluted	130,969,547	110,130,615	121,277,689	110,130,615

The accompanying notes are an integral part of these financial statements

INVESTNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$600,695	$973,208
Adjusted to reconcile net loss to cash provided by (used in) operating activities:
Depreciation - cost of sales	157,295	156,149
Depreciation and amortization	67,790	63,474
Stock issued for services	300,000	—
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	78,201	(330,710)
Inventories, net	(1,859,200)	(983,644)
Other receivables	(1,148)	21,799
Increase (decrease) in:
Accounts payable	(77,845)	43,781
Other payables and accrued liabilities	(66,201)	25,102
Value added tax payables	210,412	545
Other taxes payable	14,719	27
Net cash used in operating activities	(575,282)	(30,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(809)	(114,403)
Net cash used in investing activities	(809)	(114,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from stockholders	(366,400)	(127,803)
Due from related companies	603,865	543,479
Payments on notes payable	—	(241,546)
Net cash provided by financing activities	237,465	174,130

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(338,626)	29,458

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	701,234	142,398

CASH AND CASH EQUIVALENTS AT END OF YEAR	$362,608	$171,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$16,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2005, the Company issued 110,130,615 shares of common stock for 12% of the common stock of China Kangtai Cactus Bio-Tech Company Limited.

During 2005, the Company issued a Convertible Promissory Note of $8,070,000 for 88% of the common stock of China Kangtai Cactus Bio-Tech Company Limited.

The accompanying notes are an integral part of these financial statements

INVESTNET, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS AS OF JUNE 30, 2005 (UNAUDITED)

NOTE 1         ORGANIZATION AND BASIS OF PRESENTATION

InvestNet, Inc. (the “Company” or “InvestNet”) is a US listed company which was incorporated in Nevada on March 16, 2000.

China Kangtai Cactus Bio-Tech Company Limited (“China Kangtai”) was incorporated in the British Virgin Islands (“BVI”) on November 26, 2004. Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd. (“Harbin Hainan Kangda”), a company with limited liability, was incorporated in the People’s Republic of China (“PRC”) on December 30, 1998.

China Kangtai is an investment holding company and Harbin Hainan Kangda’s principal activities are planting and developing new types of cactus, producing and trading in cactus health foods and related products in the PRC.

During 2004, Harbin Hainan Kangda’s shareholders exchanged 100% of their ownership of Harbin Hainan Kangda for 500,000 shares of China Kangtai under a reorganization plan. The transfer has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by closely related stockholders and share common management.

On May 13, 2005, pursuant to an Agreement for Sales of Ownership, InvestNet sold its100% owned subsidiaries, Champion Agents Limited and Interchance Limited, to a company related to a former director and stockholder. The sale consideration was for the purchaser to assume the liabilities of Champion Agents Limited, DSI Computer Technology Company Limited, a subsidiary of Champion Agents Limited and Interchance Limited.

On May 13, 2005, pursuant to a Stock Purchase Agreement, InvestNet issued 30,000,000 shares to a stockholder of China Kangtai for $300,000.  On the same date, InvestNet entered into an Agreement and Plan of Reorganization with the shareholders of China Kangtai to exchange 12% of China Kangtai’s outstanding shares for 110,130,615 shares of InvestNet.  In addition, the Agreement calls for InvestNet to issue a Convertible Promissory Note for $8,070,000 that is convertible into 14,248,395 (post a one for seventy reverse split) shares of InvestNet for the remaining 88% of China Kangtai.  As of August 15, 2005, the Convertible Note has not been exercised.

The merger of InvestNet and China Kangtai has been recorded as a recapitalization by InvestNet, with China Kangtai being treated as the continuing entity.  The financial statements have been prepared as if the reorganization had occurred retroactively.  InvestNet, China Kangtai and Harbin Kangda are hereafter referred to as (the “Company”). The transactions were treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (“China Kangtai”) and as a reorganization by the accounting acquiree (“InvestNet”).

Accordingly, the financial statements include the following:

(1)               The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)               The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at June 30, 2005, the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The results for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2         PRINCIPLES OF CONSOLIDATION

The accompanying June 30, 2005 unaudited condensed consolidated financial statements include the accounts of InvestNet and its 100% owned subsidiary China Kangtai and 100% owned subsidiary Harbin Hainan Kangda.  All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 3         USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4         CASH AND CASH EQUIVALENTS

For purpose of the unaudited condensed consolidated statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than 3 months.

NOTE 5         ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

NOTE 6         INVENTORIES

Inventories are stated at lower of cost or market value, cost being determined on a first in first out method.  The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand.

NOTE 7         PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives.  The estimated useful lives are as follows:

Buildings	40 Years
Plant and machinery	12 Years
Motor vehicles	10 Years
Furniture, fixtures and equipment	8 Years

Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition.

NOTE 8         LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the impairment or disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

NOTE 9         FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

NOTE 10       INTANGIBLE ASSETS

Under the Statement of Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually.  Intangible assets other than goodwill will be amortized over their useful lives of 10 years and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

NOTE 11       REVENUE RECOGNITION

The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

The local agricultural department in Harbin, PRC approved a grant to the Company to encourage the planting of cactus. The Company recognizes the grant as revenue upon receipt from the local government.

NOTE 12       INCOME TAXES

PRC income tax is computed according to the relevant laws and regulations in the PRC.  The Company is organized in the People’s Republic of China and no tax benefit is expected from the tax credits in the future. The Company located its factories in a special economic region in China. This economic region allows these enterprises a three-year income tax exemption beginning in the December 2002 after they become profitable and a 50% income tax reduction for the following three years. No income tax expense has been recorded for the six months ended June 30, 2005 and 2004 as the Company was exempt under the special economic region rules.

NOTE 13       FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the Chinese Renminbi (“RMB”).  Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the six months ended June 30, 2005 and 2004 as the RMB is pegged to the United States dollar.

NOTE 14       EARNINGS PER SHARES

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the six months ended June 30, 2005 and 2004.

The weighted average of shares used to compute the diluted earnings per share in these financial statements (unaudited) would potentially be further diluted by 14,248,395 shares of common stock (post a one for seventy reverse split) in the future if the convertible promissory note of $8,070,000 is exercised.

NOTE 15       SEGMENTS

The Company operates in only one segment, thereafter segment disclosure is not presented.

NOTE 16       NOTE PAYABLE

Balance at June 30, 2005:

Note payable to a third party, unsecured, interest-free, due on demand	$730,677

NOTE 17       CONVERTIBLE NOTE PAYABLE

Convertible note payable at June 30, 2005 (unaudited) consisted of the following:

	June 30,	December 31,
	2005	2004
	(unaudited)

Convertible Promissory Note	$8,070,000	$—

Pursuant to a Convertible Promissory Note, the Company promises to pay the principal sum of $8,070,000 on October 28, 2005 or such earlier date as the Convertible Note is required or permitted to be repaid as provided hereunder the maturity date, and to pay interest to the Holders on the aggregate unconverted and then outstanding principal amount of this Convertible Note at the rate of 5% per annum, payable on the maturity date as set forth herein.  Interest shall be calculated on the basis of a 360 days year and shall accrue on the maturity date.  On or before the maturity date,  the Company may, in its sole discretion, pay the principal sum by issuing to the Holder 14,248,395 shares of the Company’s restricted common stock, provided a required 1 for 70 reverse stock split of the common stock has been effected. As of August 15, 2005, the Convertible Promissory Note has not been exercised.

NOTE 18       COMMITMENTS AND CONTINGENCIES

(A)       Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)         Operating leases commitments

The Company leases office and land spaces from third parties under fourteen operating leases which expire from August 1, 2004 to April 2, 2051.

As at June 30, 2005, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2006	123,711
2007	68,688
2008	24,968
2009	1,440
2010	1,442
Thereafter	50,974

$271,223

NOTE 19    STOCKHOLDERS’ EQUITY

(A)    Stock issuances

During 2005, the Company issued 56,250 shares of common stock, to a consultant for services having a fair value of $3,375.

During 2005, the Company issued 13,000,000 shares of common stock, to a director to settle debts of $233,212 owed by the Company.

During 2005, the Company issued 3,000,0000 shares of common stock, to a consultant for services having a fair value of $60,000.

During 2005, the Company issued 30,000,000 shares of common stock, to a stockholder of China Kangtai for $300,000.

On May 13, 2005, the Company entered into an Agreement and Plan of Reorganization with the shareholders of China Kangtai to acquire 100% of China Kangtai’s equity. The Company issued 110,130,615 shares in exchange for 12% of China Kangtai’s issued and outstanding shares.

(B)          Appropriated retained earnings

The Company’s PRC subsidiary, Harbin Hainan Kanda is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”).  Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

NOTE 20    RELATED PARTY TRANSACTIONS

During 2005, the Company sold its 100% ownership interest in two subsidiaries to a company related to a former director and stockholder.

During 2005, the Company issued 13,000,000 shares of common stock, to a past director to settle debts of $233,212 owed by the Company.

During 2005, the Company issued 30,000,000 shares of common stock, to a stockholder of China Kangtai for $300,000.

During 2005, the Company issued 110,130,615 shares to China Kangtai for 12% of the issued and outstanding shares of China Kangtai.

During 2005, the Company issued a Convertible Promissory Note of $8,070,000 to the stockholders of China Kangtai.  The Note is convertible into 14,248,395 (post a one for seventy reverse split) shares of InvestNet for the remaining 88% of China Kangtai.

The Company had advanced funds totaling $241,546 to a related company as of June 30, 2005, unsecured, interest-free loan and repayable on demand.

A stockholder owed $300,000 to the Company as of June 30, 2005 as unsecured and interest-free loan.

NOTE 21    CONCENTRATIONS AND RISKS

During 2005 and 2004, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.  These forward-looking statements are made as of August 22, 2005, the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report. The Company’s fiscal year end is December 31.

Overview

InvestNet, Inc. (the “Company” or “InvestNet”) is a Nevada corporation incorporated on March 16, 2000 and is currently headquartered in the city of Harbin, Heilongjiang Province, People’s Republic of China (“PRC”). Prior to June 3, 2005 the Company’s operations consisted of real time software and IT solutions which the Company held through its subsidiaries, Champion Agents Limited (which wholly owns DSI Computer Technology Company Limited) and Interchance Limited. For some time prior to the second quarter of 2005, the Company was aware that it needed increased cash flow to sustain operations or it needed to engage in other financing activities.  The Company was unable to accomplish either and as a result, on May 13, 2005, the Company entered into agreements with China Kangtai Cactus Bio-Tech Company Limited, a British Virgin Islands corporation (“China Kangtai”), which wholly owns Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd (“Harbin Hainan Kangda”), a PRC joint stock liability corporation, which is in the business of selling and producing cactus and cactus related products in Asia, to reorganize, by acquiring China Kangtai and its sudsidiary, Harbin Hainan Kangda, and to sell its existing businesses and subsidiaries.

The Reorganization and Sale Agreements

On May 13, 2005, the Company entered into an Agreement and Plan of Reorganization (“Reorganization Agreement”) with China Kangtai and pursuant to the Reorganization Agreement the Company exchanged 110,130,615 of its authorized but unissued shares of common stock in exchange for 12% of the issued and outstanding common stock of China Kangtai on June 3, 2005. Additionally, on June 3, 2005, the Company issued a promissory note (“Promissory Note”) to China Kangtai or its designee(s) in exchange for the remaining 88% of the issued and outstanding common stock of China Kangtai which is payable and due on October 28, 2005 for $8,070,000 plus accrued interest at the rate of 5% per annum. The Promissory Note is also convertible at the option of the holder(s) at any time, provided there are enough shares available and after a one for seventy (1:70) reverse stock split of the Company’s common.

The Company also entered into a Stock Purchase Agreement on May 13, 2005 (“Stock Purchase Agreement”) with China Kangtai or its designee(s) and pursuant to the Stock Purchase Agreement, the Company sold 30,000,000 of its authorized but unissued shares of common stock for $300,000.00 to China Kangtai or its designee(s) on June 3, 2005.

The 110,130,615 shares of the Company’s common stock exchanged pursuant to the first closing of the Reorganization Agreement and the 30,000,000 shares of the Company’s common stock sold pursuant to the Stock Purchase Agreement, combined in the aggregate, represent approximately 70.07% of the total outstanding stock of the Company. Further, the Promissory Note is convertible, provided there are enough shares available and after a one for seventy (1:70) reverse stock split of the Company’s common stock, into 14,248,395 shares of the Company’s common stock, which will represent, post such reverse split, approximately 83.3% of the Company’s common stock. On July 20, 2005, the Company’s Board of Directors and more than a majority of the Company’s stockholders approved a (1:70) reverse stock split of the Company’s common stock which is anticipated to take effect on August 25, 2005.

Lastly, on June 3, 2005, immediately following the closings of the Reorganization Agreement and Stock Purchase Agreement the Company sold all of its outstanding shares of stock it held of its wholly owned pre-existing subsidiaries, Champion Agents Limited (which wholly owns DSI Computer Technology Company Limited) and of Interchance Limited pursuant to the Agreement for Sale of Ownership that was signed on May 13, 2005 to V-Capital Limited, a Republic of Mauritius corporation (“V-Capital) for the consideration of V-Capital assuming all debts and liabilities of these subsidiaries.

On June 3, 2005, in connection with the reorganization of the Company and the acquisition of China Kangtai and its wholly owned subsidiary, Harbin Hainan Kangda Norman Koo resigned as a director, Chief Executive Officer and President of the Company; Terence Ho resigned as a director, Chief Financial Officer, and Treasurer of the Company; Vivian Szeto resigned as a director (however, Ms. Szeto’s resignation from the Board of Directors was contingent on the Company completing its filing and mailing requirements of its Schedule 14f-1 which occurred on July 22, 2005 and so, from June 3, 2005 to July 22, 2005 she served as the Company’s sole director) and

Secretary of the Company; Johnny Lu resigned as a director of the Company; and Mantin Lu resigned as a director of the Company.

In contemplation of the aforementioned resignations, also on June 3, 2005, the Board of Directors appointed in accordance with Section 3.04 of the Company’s Bylaws, Jinjiang Wang, Chengzhi Wang, Hong Bu, Jiping Wang and Song Yang as members of the Company’s Board of Directors, subject to fulfillment of the filing and mailing requirements, including the 10 day waiting period, of section 14(f) of the Securities Exchange Act of 1934 and appointed Jinjiang Wang as President; Chengzhi Wang as General Manager; Hong Bu as Chief Financial Officer and Treasurer; Fengxi Lang as Secretary; Changfu Wang as Vice General Manager; Zhimin Zhan as Vice General Manager; and Lixian Zhou as Assistant General Manager of the Company.

Organizational Background of China Kangtai and Harbin Hainan Kangda

China Kangtai was incorporated in the British Virgin Islands on November 26, 2004. China Kangtai operates through its wholly owned subsidiary, Harbin Hainan Kangda which China Kangtai acquired in November 2004. Harbin Hainan Kangda was formed under the laws of the PRC on December 30, 1998 as a joint stock liability corporation, which is analogous to a limited liability company in the United States, but changed its structure from a joint stock liability corporation to a wholly owned foreign enterprise under the laws of the PRC in March 2005, due to being acquired by China Kangtai. Harbin Hainan Kangda is in the business of selling and producing cactus and cactus related products in the PRC.

Business Background

The Company, through the operations of Harbin Hainan Kangda, primarily earns its revenues through the sale and production of cactus feed, cactus health foods and cactus related products in the PRC. Harbin Hainan Kangda has successively established approximately 570 acres of its own edible cactus planting and reproducing facilities in Hainan, Yunnan and Taishan, all in the PRC. Harbin Hainan Kangda is one of the largest cactus companies in China and is estimated to control more than 60% of the Chinese cactus market. The Company also holds nearly 30 patents in respect of its production of cactus products in the PRC.

Currently, Mexico is known as the cactus capital of the world, with about 227,336 acres of edible cactus planting facilities with a population of approximately 130 million people. China has a population of approximately 1.3 billion people with only about 865 acres of edible cactus planting facilities. With an approximate forecasted demand of over 140,850 acres in edible cactus planting facilities in the future, the growth in demand in China is expected to be significant.

The Company’s principal products include:

•                  Cactus feed for livestock;

•                  Cactus dry powder and related products which the Company believes that it will provide to health and pharmaceutical companies as a raw component when and if further medicinal effects of cactus are discovered;

•                  Cactus food and beverages including: cactus fruit wine, cactus beverage, cactus fruit beverage, fresh vegetable and cactus noodle; and

•               Cactus health products including: Shuxin soft capsule, cacti calcium peptide soft capsule, and overlord scourge flower imperial wine.

Description of Property

The Company owns property and buildings in the PRC, including production and administrative facilities. The largest production facility is in Taishan, Guangdong Province consisting of 440 acres, followed by Hainan consisting of 99 acres, and Heilongjiang consisting of 30 acres.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to income taxes and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to make adjustments to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

(i) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful life of the assets from eight to forty years while land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition. Repairs and maintenance on property and equipment are expensed as incurred.

(ii) Revenue Recognition

The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

The local agricultural department in Harbin, PRC approved a grant to the Company to encourage the planting of cactus. The Company recognizes the grant as revenue upon receipt from the local government.

(iii) Foreign Currency Translation

The Company’s assets and liabilities that are denominated in foreign currencies are translated into the currency of United States dollars using the exchange rates at the balance sheet date.  For revenues and expenses, the average exchange rate during the year was used to translate Chinese Renminbi into United States dollars.  The translation gains and losses resulting from changes in the exchange rate are charged or credited directly to the stockholders’ equity section of the balance sheet when material. Capital accounts are translated at their historical exchange rates when the capital transaction occurred.   All realized and unrealized transaction gains and losses are included in the determination of income in the period in which they occur.  Translation and transaction gains and losses are included in the statement of operations because they are not material as of June 30, 2005.

(iv) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  The Company is organized in the PRC and is subject to PRC income tax according to the relevant laws and regulations in the PRC. The Company located its factories in a special economic region in China in December 2002 that provides special economic benefits to companies whose products are considered agricultural, and Kangda’s product are considered such. This economic region affords these companies a three-year income tax exemption after they become profitable and a 50% income tax reduction for the following three years.  No income tax expense has been recorded for 2004 and 2003 as the Company was exempt under the special economic region rules.

On the other hand, under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(v) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”).  In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(vi) Inventories

Inventories are stated at lower of cost or market value, cost being determined on a first in first out method.  The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand.

Consolidated Results of Operations

For the three month quarterly periods ended June 30, 2005 and June 30, 2004

Revenue.  Revenues for the three month period ended June 30, 2005 were $1,706,901 as compared to revenues of $1,560,568 for the same period last year, an increase of $146,333, or 9%. We enjoyed a healthy growth in the current quarter in respect of cactus feed, and a change in product mix, with cactus fruit wine now representing the majority of sales, partially offset by the drop in sales of other products, such as cactus double flower tea.

Cost of sales and gross profit. Cost of sales for the period ended June 30, 2005 were $1,107,178 as compared to $927,201 for the same period last year, an increase of $179,977, or 19%. The gross profit thereof were $599,723 and $633,367, an increase of $33,644, or 5%.  Gross profit of the major products, including cactus feed and cactus fruit wine, enjoyed a slight increase over the periods in comparison, due to an increase in sales as prices have remained the same.

Operating expenses. Operating expenses for the three month period ended June 30, 2005 were $472,003, as compared to $190,604 for the same period last year, an increase of $281,399, or 148%.  Operating expenses mainly include selling expenses and general and administrative expenses. The increase is contributed to certain one-time restructuring expenses, increased business development expenses, as well as professional fees incurred in respect of the acquisition of China Kangtai that occurred this period.

Net Income from Operations and Net Profit.  The Company recorded a net profit of $128,413 for the period ended June 30, 2005 as compared to a net profit of $435,144 for the last period.  The drop of net profit reflected an increase in gross profit as outlined above, partially offset by an increase in expenses incurred in respect of the acquisition of China Kangtai that occurred during this period.

For six months ended June 30, 2005 and June 30, 2004

Revenue.  Revenues for the period ended June 30, 2005 were $3,735,134 as compared to revenues of $3,036,506 for the same period last year, an increase of $698,628, or 23%. We enjoyed a healthy growth in the current quarter and a change in product mix, with cactus fruit wine now representing the majority share of sales, recording an approximate 200% increase in sales when compared to last period, partially offset by the drop in sales of other products, such as cactus double flower tea.

Cost of sales and gross profit. Cost of sales for the period ended June 30, 2005 were $2,428,361 as compared to $1,795,423 for the same period last year, an increase of $632,938, or 35%. The gross profit thereof was $1,306,773 and $1,241,083, an increase of $65,690, or 5%.  Gross profit of the major products, including cactus feed and cactus fruit wine, enjoyed a slight increase over the periods in comparison, due to an increase in sales as prices have remained the same.

Operating expenses. Operating expenses for the period ended June 30, 2005 were $730,722, as compared to $343,599 for the same period last year, an increase of $387,173, or 113%. Operating expenses mainly include selling expenses and general & administrative expenses. The increase is contributed to certain one-time restructuring expense, increased business development expenses as well as professional fees incurred in respect of the acquisition of China Kangtai that occurred during this period.

Net Income from Operations and Net Profit.  The Company recorded net profit of $600,695 for the period ended June 30, 2005 as compared to net profit of $973,208 last year, a decrease of $372,513, or 38%.  The decrease of net profit reflected an increase in gross profit as outlined above, partially offset by an increase in expenses incurred in respect of the acquisition of China Kangtai that occurred during this period.

Consolidated Financial Condition

Liquidity and Capital Resources – June 30, 2005

Operating.  For the period ended June 30, 2005, the Company’s operations utilized cash resources of $575,282 as compared to utilizing cash of $30,269 for the period ended June 30, 2004, an increase of $545,103 or approximately 1817%.  This is mainly attributable to the increase in the one-time restructuring charges, professional fees paid for the share exchange transaction described above and increased business development expenses, partially offset by increased collections of accounts receivable during the period.

Investing and financing.  For the period ended June 30, 2005, the Company’s investing and financing activities generated cash resources of $236,656, as compared to generating cash of $59,727 for the period ended June 30, 2004, a increase of $176,929 or 296%. This is mainly attributable to increased advances from related companies for operations.

Based on past performance and current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through at least the next 12 months. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.  Controls and Procedures.

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, neither the Company nor any of its Officers or Directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. Other than that stated above, there are no judgments against the Company or its Officers or Directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 20, 2005, the Board of Directors unanimously approved and ratified a 1:70 reverse split (the “Reverse Split”) of the Company’s issued and outstanding common stock and an amendment and restatement (the “Amendment and Restatement”) to its Articles of Incorporation to change the name of the Company to “China Kangtai Cactus Bio-Tech Inc.”. The record date established by the Board for purposes of determining the number of outstanding shares of voting stock entitled to vote on the Reverse Split and the Amendment and Restatement was July 20, 2005 (the “Record Date”). On the Record Date, stockholders holding 112,721,068 shares of common stock of the Company, or approximately 56.36% of the issued and outstanding shares of stock of the Company, approved the Reverse Split and the Amendment and Restatement by an action taken without a meeting in accordance with Nevada law. No further vote of our stockholders was required. As a result, the Company filed a preliminary information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on August 3, 2005 and mailed the same to all of its stockholders on August 5, 2005.

On the effective date of the Reverse Split, which is anticipated to be August 25, 2005, the number of issued and outstanding shares of common stock of the Company will be reduced from a total of 200,000,000 shares which were outstanding on the Record Date, to approximately 2,857,142 shares. When filed with the Nevada Secretary of State, the Amendment and Restatement will change the name of the Company to “China Kangtai Cactus Bio-Tech Inc.”

Item 4.  Submission on Matters on a Vote of Securities Holder

None.

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index.

(b)  Reports on Form 8-K:

•                  On May 19, 2005, the Company filed a Current Report on Form 8-K dated May 13, 2005 in respect of entering into a Stock Purchase Agreement with China Kangtai Bio-Tech Company Limited, and the issuance of securities.

•                  On June 9, 2005, the Company filed a Current Report on Form 8-K dated June 3, 2005, for the purpose of announcing entering into a Reorganization Agreement and the issuance of securities.

•                  On August 9, 2005, the Company filed a Current Report on Form 8-K dated August 6, 2005, for the purpose of announcing changing of Certifying Accountants.

•                  On August 19, 2005, the Company filed an amended Current Report on Form 8-K/A, for the purpose of amending, including the addition of certain exhibits, its Current Report on Form 8-K filed June 9, 2005.

EXHIBIT INDEX

Exhibit No.	Description

3(i)a	Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

3(i)b	Amended Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003).

3(ii)	Bylaws (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

4.1

Convertible Promissory Note issued by the Company to China Kangtai Cactus Bio-Tech Company Limited's shareholders due on or before October 28, 2005 for principal sum of $8,070,000 (incorporated by reference from the Company's Form 8-K/A filed with the SEC on May 24, 2005).

10.1

Stock Purchase Agreement dated May 13, 2005 among the Company, China Kangtai Cactus Bio-Tech Company Limited or its designee(s) and AGrade Ltd. (incorporated by reference from the Company's Form 8-K/A filed with the SEC on Many 24, 2005).

10.2

Agreement and Plan of Reorganization dated May 13, 2005 among the Company, China Kangtai Cactus Bio-Tech Company Limited or its designee(s) and AGrade Ltd. (incorporated by reference from the Company's Form 8-K/A filed with the SEC on May 24, 2005).

10.3	Agreement for Sale of Ownership dated May 13, 2005 between the Company and V-Capital Limited (incorporated by reference from the Company's Form 8-K/A filed with the SEC on May 24, 2005).

10.4

Escrow Agreement dated May 13, 2005 among the Company, AGrade Ltd., China Kangtai Cactus Bio-Tech Company Limited and Burns & Levinson LLP in its capacity as escrow agent (incorporated by reference from the Company's Form 8-K/A filed with the SEC on May 24, 2005).

10.5

Lock-Up Agreement dated May 13, 2005 between the Company and Terence Ho, the Company's Chief Financial Officer and Chairman of the Board of Directors (incorporated by reference from the Company's Form 8-K/A filed with the SEC on May 24, 2005).

10.6	Lock-Up Agreement dated May 13, 2005 between the Company and AGrade Ltd. (incorporated by reference from the Company's Form 8-K/A filed with the SEC on May 24, 2005).

10.7	Lock-Up Agreement dated May 13, 2005 between the Company and Norman Koo (incorporated by reference from the Company's Form 8-K/A filed with the SEC on May 24, 2005).

22.1	Shareholder written consent in lieu of meeting dated July 20, 2005 (incorporated by reference from the Company's Definitive 14C filed on Auagust 3, 2005).

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTNET, INC.

Date: August 22, 2005	By:	/s/ JINJIANG WANG
JINJIANG WANG Chief Executive Officer