Form 10QSB
period 2005-09-30
China Kangtai Cactus Bio-Tech Inc.
filed 2005-11-14
CIK 1017699

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 000-33097

CHINA KANGTAI CACTUS BIO-TECH INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0650263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

No. 99 Taibei Road, Limin Economy and Technology Developing District

Harbin, P. R. C. Zip Code: 150025

(Address of principal executive offices)

(86) 451-57351189 ext 126

Registrant’s Telephone Number, Including International Code and Area Code:

Unit 3302, 33F, Lippo Centre, Tower 2,
89 Queensway, Admiralty, Hong Kong

INVESTNET, INC.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of October 30, 2005, the issuer had outstanding 17,105,625 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☒

CHINA KANGTAI CACTUS BIO-TECH INC.

FORM 10-QSB

September 30, 2005

INDEX

		Page Numbers
Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6 - 17

Item 2.	Management’s Discussion & Analysis or Results of Operations	18 - 23

Item 3.	Controls and Procedures	23

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	24
Item 6	Exhibits	24
Signature

EXHIBITS

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2

CHINA KANGTAI CACTUS BIO-TECH INC. (PREVIOUSLY

INVESTNET, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2005 (UNAUDITED)

Due from related companies	—
Other current assets	39,951
Total Current Assets	6,919,940

PROPERTY AND EQUIPMENT, NET	4,399,621

OTHER ASSETS
Intangible assets	742,753
Land use rights, net	54,753
TOTAL ASSETS	$12,117,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$83,847
Other payables and accrued liabilities	193,387
Value added tax payables	67,227
Other tax payables	3,369
Notes payable	730,677
Total Current Liabilities	1,078,507

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY
Preferred stock,$0.001 par value, 200,000,000 shares authorized, none issued and outstanding	—
Common stock,$0.001 par value, 200,000,000 shares authorized 17,105,625 shares issued and outstanding	17,106
Additional paid-in capital	5,485,453
Retained earnings
Unappropriated	4,554,141
Appropriated	881,097
Accumulated other comprehensive income	100,763
Total Stockholders’ Equity	11,038,560

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,117,067

The accompanying notes are an integral part of these financial statements

CHINA KANGTAI CACTUS BIO-TECH INC. (PREVIOUSLY
INVESTNET, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	Septemper 30,2005	Septemper 30,2004	Septemper 30,2005	Septemper 30,2004

NET SALES	$1,815,325	$1,663,786	$5,550,459	$4,700,292

COST OF SALES	(1,228,510)	(1,011,008)	(3,656,871)	(2,806,431)

GROSS PROFIT	586,815	652,778	1,893,588	1,893,861

OPERATING EXPENSES
Selling expenses and distribution expenses	39,830	61,376	193,273	227,890
General and administrative expenses	35,021	52,323	479,878	140,572
Professional fees	41,375	25,302	106,057	50,664
Depreciation	5,342	3,366	16,006	9,714
Amortization of intangible assets	28,261	28,261	84,783	84,783
Amortization of land use rights	301	301	905	905
Total Operating Expenses	150,130	170,929	880,902	514,528

INCOME FROM OPERATIONS	436,685	481,849	1,012,686	1,379,333

OTHER INCOME (EXPENSES)
Government grant	506	—	24,661	91,788
Interest income, net	66	22	267	112
Interest expenses	—	(4,022)	—	(20,122)
Other income	—	—	558	—
Other expenses	(758)	(156)	(978)	(210)
Total Other Income (Expenses)	(186)	(4,156)	24,508	71,568

INCOME FROM OPERATIONS BEFORE TAXES	436,499	477,693	1,037,194	1,450,901
			—
INCOME TAX EXPENSE	—	—	—	—

NET INCOME	$436,499	$477,693	$1,037,194	$1,450,901

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	100,763	—	100,763	—

COMPREHENSIVE INCOME	537,262	477,693	1,137,957	1,450,901

Earnings per share-basic and diluted	$0.03	$0.00	$0.06	$0.01

Weighted average number of shares outstanding during the year- basic and diluted	17,105,625	110,130,615	17,105,625	110,130,615

CHINA KANGTAI CACTUS BIO-TECH INC. (PREVIOUSLY

INVESTNET, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,037,194	$1,450,901

Adjusted to reconcile net income to cash provided by (used in) operating activities:
Foreing currency translation income	100,763
Depreciation - cost of sales	235,953	230,127
Depreciation and amortization	101,694	100,067
Stock issued for services	300,000
Changes in operating assets and liabilities (Increase) decrease in:
Accounts receivable, net	66,068	(235,799)
Inventories, net	(1,520,838)	(1,467,649)
Other receivables	(3,804)	21,799
Increase (decrease) in:
Accounts payable	(76,124)	108,233
Other payables and accrued liabilities	(88,823)	7,367
Value added tax payables	(598,848)	145
Other taxes payable	3,342	12,093
Net cash provided by operating activities	(443,423)	227,284

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,788)	(114,403)
Net cash used in investing activities	(1,788)	(114,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from stockholders	(66,400)	(369,348)
Due from a related companies	845,411	555,556
Payments on notes payables	—	(241,546)
Net cash provided by financing activities	779,011	(55,338)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	333,800	57,543

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	701,234	142,398

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,035,034	$199,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$—	$20,122

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2005, the Company issued 110,130,615 shares of common stock for 12% of the common stock of China Kangtai Cactus Bio-tech Company Limited.

During 2005, the Company issued a Convertible Promissory Note for $8,070, 000 plus accrued interest at a rate of 5% per annum for 88% of the common stock of China Kangtai Cactus Bio-tech Company Limited.

CHINA KANGTAI CACTUS BIO-TECH INC. (PREVIOUSLY
INVESTNET, INC.) AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 1  ORGANIZATION AND BASIS OF PRESENTATION

The registrant is a US listed company which was incorporated in Nevada on March 16, 2000 as InvestNet, Inc. (“InvestNet”).  On August 25, 2005, InvestNet changed its name to China Kangtai Cactus Bio-Tech Inc. (“US China Kangtai”).

China Kangtai Cactus Bio-tech Company Limited (“BVI China Kangtai”) was incorporated in the British Virgin Islands (“BVI”) on November 26, 2004. Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd. (“Harbin Hainan Kangda”), a company with limited liability, was incorporated in the People’s Republic of China (“PRC”) on December 30, 1998.

BVI China Kangtai is a holding company and Harbin Hainan Kangda’s principal activities are planting and developing new types of cactus, producing and trading in cactus health foods and related products in Harbin, PRC.

During 2004, Harbin Hainan Kangda’s stockholders exchanged 100% of their ownership of Harbin Hainan Kangda for 500,000 shares of BVI China Kangtai under a reorganization plan. The transfer has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by closely related stockholders and share common management.

On June 3, 2005, pursuant to an Agreement for Sale of Ownership, InvestNet sold 100%  of its then-owned subsidiaries, Champion Agents Limited and Interchance Limited, to a company controlled by a former director and stockholder of InvestNet. The sale consideration was for the purchaser to assume the liabilities of Champion Agents Limited, DSI Computer Technology Company Limited, a subsidiary of Champion Agents Limited and Interchance Limited.

On June 3, 2005, pursuant to a Stock Purchase Agreement, InvestNet issued 30,000,000 shares of Common Stock to a stockholder of BVI China Kangtai for $300,000.  On the same date, InvestNet exchanged 12% of BVI China Kangtai’s outstanding shares for 110,130,615 shares of common stock, $.001 par value (the “Common Stock”), of InvestNet pursuant to an Agreement and Plan of Reorganization it had entered into on May 13, 2005 with the stockholders of BVI China Kangtai.  In addition, the Agreement and Plan of Reorganization called for InvestNet to issue a Convertible Promissory Note for $8,070,000 plus accrued interest at 5% per annum that was convertible into 14,248,395 shares (post a one for seventy reverse split) of the Company's Common Stock (the “Convertible Note”) for the remaining 88% of the outstanding shares of BVI China Kangtai. After a one for seventy reverse spilt of the Company’s outstanding Common Stock took place on August 25, 2005, the total number shares outstanding of the Company’s Common Stock was 2,857,230 shares, and after adding the 14,248,395 shares of Common Stock following conversion of the Convertible Note on August 26, 2005, the total outstanding shares of Common Stock of the Company (now, US China Kangtai) is 17,105,625 shares.

The merger of InvestNet and BVI China Kangtai has been recorded as a recapitalization by InvestNet, with BVI China Kangtai being treated as the continuing entity.  The financial statements have been prepared as if the reorganization had occurred retroactively.  InvestNet, BVI China Kangtai and Harbin Kangda are hereafter referred to as (the “Company”). The transactions were treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (“BVI China Kangtai”) and as a reorganization by the accounting acquiree (“InvestNet”).

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at September 30, 2005, the results of operations for the three and the nine months periods ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2   PRINCIPLES OF CONSOLIDATION

The accompanying September 30, 2005 unaudited consolidated financial statements include the accounts of US China Kangtai and its 100% owned subsidiary BVI China Kangtai and 100% owned subsidiary Harbin Hainan Kangda.  All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 3   USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4   CASH AND CASH EQUIVALENTS

The statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than 3 months.

NOTE 5   ACCOUNTS RECEIVABLE

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

NOTE 6   INVENTORIES

Inventories are stated at lower of cost or market value, cost being determined on a first in first out method.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

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

NOTE 12  INCOME TAXES

PRC income tax is computed according to the relevant laws and regulations in the PRC.  The Company is organized in the People’s Republic of China and no tax benefit is expected from the tax credits in the future. The Company located its factories in a special economic region in China. This economic region allows these enterprises a three-year income tax exemption beginning in the December 2002 after they become profitable and a 50% income tax reduction for the following three years. No income tax expense has been recorded for the nine months ended 2005 and 2004 as the Company was exempt under the special economic region rules.

NOTE 13  FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the Chinese Renminbi (“RMB”).  Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the nine months ended September 30, 2005 and 2004 as the RMB is pegged to the United States dollar.

NOTE 14   EARNINGS PER SHARES

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the nine months ended September 30, 2005 and 2004.

NOTE 15   SEGMENTS

The Company operates in only one segment; therefore segment disclosure is not presented.

NOTE 16   NOTE PAYABLE

Balance at September 30, 2005:

Note payable to a third party, unsecured, interest-free, due on demand	$730,677

NOTE 17   CONVERTIBLE NOTE PAYABLE

The Convertible Note was exercised on August 26, 2005 and exchanged into 14,248,395 shares of Common Stock of the Company.

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

(B)   Operating leases commitments

The Company leases office and land space from third parties under fourteen operating leases which expire on various different days between April 7, 2006 to April 2, 2051.

As at September 30, 2005, the Company has outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2006	113,726
2007	59,176
2008	15,280
2009	1,470
2010	1,470
Thereafter	51,676

$242,798

NOTE 19   SHAREHOLDERS’ EQUITY

(A)                  Stock issuances

During 2005, the Company issued 56,250 shares of Common Stock, to a consultant for services having a fair value of $3,375.

During May 2005, the Company issued 3,000,000 shares of Common Stock, to a consultant for services having a fair value of $60,000.

During May 2005, the Company issued 13,000,000 shares of Common Stock, to a director to settle debts of $233,212 owed by the Company.

During 2005, the Company issued 30,000,000 shares of Common Stock, to BVI China Kangtai or its designees for $300,000.

On May 13, 2005, the Company entered into an Agreement and Plan of Reorganization with the stockholders of BVI China Kangtai to acquire 100% of BVI China Kangtai’s equity. On June 3, 2005, the Company issued 110,130,615 shares of Common Stock in exchange for 12% of BVI China Kangtai’s issued and outstanding shares.

The Company executed a 1 one for 70 reverse stock split on August 25, 2005. After the reverse stock split, the total shares of US China Kangtai was 2,857,230 shares.  A day after the reverse stock split on August 26, 2005, the holders of the Convertible Note converted the Convertible Note into 14,248,395 shares of Common Stock of the Company.

(B)                    Appropriated retained earnings

The Company’s PRC subsidiary, Harbin Hainan Kangda is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”).  Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.  Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

NOTE 20   RELATED PARTY TRANSACTION

During 2005, the Company sold its 100% ownership interest in two wholly owned subsidiaries to a company controlled by a former director and shareholder.

During 2005, the Company issued 13,000,000 shares of common stock, to a past director to settle debts of $233,212 owed by the Company.

During 2005, the Company issued 30,000,000 shares of common stock, to a stockholder of BVI China Kangtai for $300,000.

During 2005, the Company issued 110,130,615 shares to BVI China Kangtai for 12% of the issued and outstanding shares of BVI China Kangtai.

During May 2005, the Company issued the Convertible Note to the shareholders of BVI China Kangtai.  The Convertible Note was converted into 14,248,395 (post a one for seventy reverse split) shares of the Company for the remaining 88% of BVI China Kangtai on August 25, 2005.

The Company had advanced funds totaling $241,546 to a related company as of September 30, 2005 in the form of an unsecured, interest-free loan and payable on demand.

NOTE 21   CONCENTRATIONS AND RISKS

During 2005 and 2004, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of November 14, 2005; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report. The Company’s fiscal year end is December 31.

Overview

As used in this report, “we”, “us”, “our”, “CKGT”, “our Company” or “the Company” refers to China Kangtai Cactus Bio-Tech Inc. and all of its subsidiaries and affiliated companies.

Our Company was initially incorporated as InvestNet, Inc. on March 16, 2000 under the laws of the State of Nevada.  Prior to June 3, 2005, the Company’s operations consisted of real time software and IT solutions which the Company held through its subsidiaries, Champion Agents Limited (which wholly owned DSI Computer Technology Company Limited) and Interchance Limited.  Due to the fact that the Company was unable to generate sufficient cash flows from operations, obtain funding to sustain operations nor reduce or stabilize expenses to the point where it could have realized a net cash flow, management and the board of directors determined that it was in the best interests of the stockholders to seek a strategic alternative so that the Company could continue to operate.  On May 13, 2005, InvestNet entered into a series of agreements to effect a “reverse merger transaction” with BVI China Kangtai.

These documents included a Stock Purchase Agreement, pursuant to which InvestNet issued 30,000,000 shares to a stockholder of BVI China Kangtai for $300,000. Additionally, InvestNet entered into an Agreement and Plan of Reorganization, pursuant to which the stockholders of BVI China Kangtai exchanged 12% of BVI China Kangtai’s outstanding shares for 110,130,615 shares of InvestNet.  Additionally, InvestNet issued the Convertible Note to BVI China Kangtai or its designees in the amount of $8,070,000 plus accrued interest at a rate of 5% per annum or convertible at the option of the holder(s) in the event that InvestNet effected a one for seventy reverse split of InvestNet’s common stock into the remaining 88% of the outstanding shares of BVI China Kangtai.  The Company effected a one for seventy reverse split of all of its outstanding shares of Common Stock and changed its name (to “China Kangtai Cactus Bio-Tech Inc.”) and trading symbol (to “CKGT”) on August 25, 2005.  The holders of the Convertable Note converted the Convertible Note on August 26, 2005 into 14,248,395 shares of Common Stock of the Company.  As the result of the share exchange and conversion of the Convertible Note, the Company completed a “reverse merger transaction” whereby InvestNet acquired 100% of BVI China Kangtai, which wholly owns Harbin Hainan Kangda.  Harbin Hainan Kangda is presently our main operating subsidiary.   Harbin Hainan Kangda is in the business of selling and producing cactus and cactus related products in the PRC as more fully described below.  In connection with the “reverse merger transaction”, we completely sold all the Company’s real time software and IT solutions operations by selling all of the stock held by the Company in its prior wholly owned subsidiaries, Champion Agents Limited (which wholly owned DSI Computer Technology Company Limited) and Interchance Limited to V-Capital Limited, a Republic of Mauritius corporation which is controlled by a former director of InvestNet.

On June 3, 2005, in connection with the reorganization of the Company and the acquisition of BVI China Kangtai and its wholly owned subsidiary, Harbin Hainan Kangda, the Company’s executive officers and directors significantly changed.  Specifically, Norman Koo resigned as a director, Chief Executive Officer and President of the Company; Terence Ho resigned as a director, Chief Financial Officer, and Treasurer of the Company; Vivian Szeto resigned as a director (however, Ms. Szeto’s resignation from the Board of Directors was contingent on the Company completing its filing and mailing requirements of its Schedule 14f-1 which occurred on July 22, 2005 and so, from June 3, 2005 to July 22, 2005 she served as the Company’s sole director) and Secretary of the Company; Johnny Lu resigned as a director of the Company; and Mantin Lu resigned as a director of the Company.

In contemplation of the aforementioned resignations, also on June 3, 2005, the Board of Directors appointed in accordance with Section 3.04 of the Company’s Bylaws, Jinjiang Wang, Chengzhi Wang, Hong Bu, Jiping Wang and Song Yang as members of the Company’s Board of Directors, subject to the fulfillment of the filing and mailing requirements, including the 10 day waiting period of its Schedule 14f-1 that was sent to all stockholders of the Company pursuant to section 14(f) of the Securities Exchange Act of 1934 which occurred on July 22, 2005 and appointed the following officers to serve immediately: Jinjiang Wang, President; Chengzhi Wang, General Manager; Hong Bu, Chief Financial Officer and Treasurer; Fengxi Lang, Secretary; Changfu Wang, Vice General Manager; Zhimin Zhan, Vice General Manager; and Lixian Zhou, Assistant General Manager of the Company.

On July 20, 2005, InvestNet’s sole director, Vivian Szeto, and a majority of the Company’s stockholders unanimously approved and ratified a one for seventy reverse split (the “Reverse Split”) of the Company’s common stock and the amendment and restatement of the Company’s Articles of Incorporation to effect a name change of the Company from “Investnet, Inc.” to “China Kangtai Cactus Bio-Tech Inc.”.  The Reverse Split became effective on August 25, 2005, 20 days after the Company sent an Information Statement to all of its stockholders and after filing of the Amended and Restated Articles of Incorporation with the Secretary of State of Nevada.  As a result of the Reverse Split, the number of issued and outstanding shares of common stock of the Company, now named China Kangtai Cactus Bio-Tech Inc., was reduced from a total of 200,000,000 shares outstanding to 2,857,143 shares outstanding.  A day after the Reverse Split on August 26, 2005, the Convertible Note was converted by its holders(s) into 14,248,395 shares of the Company, which increased the total outstanding shares of the Company to 17,105,625 shares. The Company’s trading symbol was changed by the OTC Bulletin Board Stock Market (“OTCBB”) to “CKGT” to better reflect the Company’s new name. The Company has also changed its Web site to www.xrz.cn.

Organizational Background of China Kangtai and Harbin Hainan Kangda

BVI China Kangtai was incorporated in the British Virgin Islands on November 26, 2004. BVI China Kangtai operates through its wholly owned subsidiary, Harbin Hainan Kangda which BVI China Kangtai acquired in November 2004. Harbin Hainan Kangda was formed under the laws of the PRC on December 30, 1998 as a joint stock liability corporation, which is analogous to a limited liability company in the United States, but changed its structure from a joint stock liability corporation to a wholly owned foreign enterprise under the laws of the PRC in March 2005, due to being acquired by BVI China Kangtai.

Business Background

The Company, through the operations of its subsidiary Harbin Hainan Kangda, is principally engaged in the sales and production of cactus feed, cactus health foods and cactus related products in the PRC. Harbin Hainan Kangda has established approximately 570 acres of edible cactus farming facilities and reproduction facilities in the Heilongjiang, Yunnan and Guangdong provinces of PRC. Harbin Hainan Kangda is the largest cactus production company in the PRC and is estimated to control more than 60% of the Chinese cactus market. The Company also holds 30 patents for its cactus products in the PRC.

The Company’s products include:

•      Cactus feed for livestock;

•      Cactus dry powder and related products which the Company believes it may in the future provide to health and pharmaceutical companies as a raw component when and if further medicinal effects of cactus are discovered;

•      Cactus food and beverages including: cactus fruit wine, cactus beverage, cactus fruit beverage, fresh vegetable, cactus noodle, and cactus beer; and

•      Cactus health products including: Shuxin soft capsule, cacti calcium peptide soft capsule, and overlord scourge flower imperial wine.

Plans of Operations

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

Consolidated Results of Operations

For the three month quarterly periods ended September 30, 2005 and September 30, 2004

For the three months ended September 30, 2005, revenues increased by $151,539 or 9.1% to $1,815,325 from $1,663,786 as compared to the corresponding period of the prior year.  The increase resulted, primarily, from CKGT’s sales of cactus feed, and a change in product mix, with cactus fruit wine and cactus beverage now representing the majority of sales, partially offset by the drop in sales of other products, such as cactus double flower tea.

For the three months ended September 30, 2005, cost of sales increased by $217,502 or 21.5% to $1,228,510 from $1,011,008 for the three months ended September 30, 2005, as compared to the corresponding period of the prior year.  The primary factor responsible for the increase is the raw materials prices have risen in the Chinese market during the past year, including the following raw materials that particularly impact the Company: cactus fruits and cactus vegetables.

For the three months ended September 30, 2005, selling and distribution expenses decreased by $21,546 or 35.1% to $39,830 from $61,376 as compared to the corresponding period of the prior year.  The primary factor responsible for the decrease was the Company strengthening internal management responsible for overseeing distribution expenses and its strengthening controls for eliminating unnecessary expenses in this area.

For the three months ended September 30, 2005, general and administrative expenses decreased by $17,302 or 33% to $35,021 from $52,323 as compared to the corresponding period of the prior year.  The decrease was mainly due to the Company strengthening the internal management responsible for overseeing administration expenses and its strengthening controls for eliminating unnecessary expenses for administrative expenses.

For the three months ended September 30, 2005, professional fees increased by $16,073 or 63% to $41,375 from $25,302 as compared to the corresponding period of the prior year.  The increase was mainly due to the fees associated with completing the “reverse merger transaction” and increased fees to operate as a public company on the OTCBB, such as legal fees, transfer agent fees and accountant fees..

For the three months ended September 30, 2005, net income decreased by $43,326 or 9% to $434,367 in 2005 as compared to $477,652 the corresponding period of the prior year.  The decrease was primarily from the rising price of raw materials in the Chinese market during the past year.

For nine months ended September 30, 2005 and September 30, 2004

Revenues for the nine months period ended September 30, 2005 were $5,550,459 as compared to revenues of $4,700,292 for the same period last year, an increase of $850,167, or 18%. The increase is mainly due to the change in product mix, with cactus fruit wine is now representing the majority portion of revenue, recording an approximate 200% increase in sales when compared to last nine month period, partially offset by the drop in sales of other products, such as cactus double flower tea.

For the nine months ended September 30, 2005, cost of sales increased by $850,440 or 30.3% to $3,656,871 from $2,806,431 as compared with the corresponding period of the prior year.  The increased is mainly due to the raw materials price rising in the Chinese market during the past year.

For the nine months ended September 30, 2005, selling and distribution expenses decreased by $34,617 or 15% to $193,273 from $227,890 as compared to the corresponding period of the prior year. The primary factor responsible for the decrease was that the Company strengthened internal management responsible for overseeing distribution expenses and its controls for eliminating unnecessary expenses in this area.

For the nine months ended September 30, 2005, general and administrative expenses increased by $339,306 or 241% to $479,878 from $140,572 as compared to the corresponding period of the prior year. The decrease was mainly due to the Company strengthening the internal management responsible for overseeing administration expenses and its strengthening controls for eliminating unnecessary expenses for administrative expenses.

For the nine months ended September 30, 2005, professional fees increased by $55,393, or 109% to $106,057 from $50,664 as compared to the corresponding period of the prior year.  The increase was mainly due to the fees associated with completing the “reverse merger transaction” and the increased fees to operate as a public company on the OTCBB, such as legal fees, transfer agent fees and accountant fees.

For the nine months ended September 30, 2005, net profit decreased $413,707 or 29% to $1,037,194 from $1,450,901 as compared with the corresponding period of the prior year.   The decrease of net profit reflected an increase in gross profit as outlined above, partially offset by an increase in expenses incurred in respect of the acquisition of BVI China Kangtai that occurred during this period.

Liquidity and Capital Resources – September 30, 2005

Operating.  For the nine month period ended September 30, 2005, the Company’s operations utilized cash resources of $234,825 as compared to utilizing cash resources of $413,492 for the nine month period ended September 30, 2004, a decrease of $178,667 or approximately 43%.  This is mainly attributable to the increase in the one-time restructuring charges, professional fees paid for the “reverse merger transaction” described above and increased business development expenses, partially offset by increased collections of accounts receivable during the period.

Investing and financing.  For the nine month period ended September 30, 2005, the Company’s investing and financing activities generated cash resources of $1,788 as compared to generating cash resources totalling $355,949 for the nine month period ended September 30, 2004, a decrease of $354,161 or 99%.  The decrease was primarily due to the Company using cash resources to purchase new equipment over the past year, such as vehicles and beverage canning equipment.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company’s financial condition or results of operations.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 20, 2005, the Board of Directors unanimously approved and ratified the Reverse Split of the Company’s issued and outstanding common stock and an amendment and restatement (the “Amendment and Restatement”) to its Articles of Incorporation to change the name of the Company to “China Kangtai Cactus Bio-Tech Inc.”. The record date established by the Board for purposes of determining the number of outstanding shares of voting stock entitled to vote on the Reverse Split and the Amendment and Restatement was July 20, 2005 (the “Record Date”). On the Record Date, stockholders holding 112,721,068 shares of common stock of the Company, or approximately 56.36% of the issued and outstanding shares of stock of the Company, approved the Reverse Split and the Amendment and Restatement by a written action taken without a meeting in accordance with Nevada law. No further vote of our stockholders was required. As a result, the Company filed a preliminary information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on August 3, 2005 and mailed the same to all of its stockholders on August 5, 2005.

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

•      On September 1, 2005, the Company filed a Current Report on Form 8-K dated August 26, 2005, for the purpose of disclosing certain unregistered sales of equity securities and reporting a press release.

EXHIBIT INDEX

Exhibit No.	Description

3(i)a	Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

3(i)b	Amended Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003).

3(i)c	Amended and Restated Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003).

3(ii)	Bylaws (incorporated by reference from Registration Statement on Form SB-2/A filed with the

Securities and Exchange Commission on October 18, 2000).

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: November 14, 2005	By:	/s/ JINJIANG WANG
JINJIANG WANG Chief Executive Officer