Form 10KSB
period 2005-12-31
China Kangtai Cactus Bio-Tech Inc.
filed 2006-04-17
CIK 1017699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐  TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                to               .

CHINA KANGTAI CACTUS BIO-TECH INC.

(Name of small business issuer in its charter)

INVESTNET, INC.

(Former Name)

Nevada	000-33097	87-0650263
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

No. 99 Taibei Road, Limin Economy and Technology Developing District
Harbin, P. R. C. Zip Code: 150025
(Address of principal executive offices)

Issuer’s telephone number: (86) 451-57351189 ext 126

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $8,002,738.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on April 7, 2006 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $2,431,180.

As of March 21, 2006 there were 17,105,625 outstanding shares of common stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

As used in this report, “we”, “us”, “our”, “CKGT”, “our Company” or “the Company” refers to China Kangtai Cactus Bio-Tech Inc. and all of its subsidiaries and affiliated companies.

Our Company was initially incorporated as InvestNet, Inc. (“InvestNet”) on March 16, 2000 under the laws of the State of Nevada. Prior to June 3, 2005, the Company’s operations consisted of real time software and IT solutions which the Company held through its subsidiaries, Champion Agents Limited (which wholly owned DSI Computer Technology Company Limited) and Interchance Limited. Due to the fact that the Company was unable to generate sufficient cash flows from operations, obtain funding to sustain operations nor reduce or stabilize expenses to the point where it could have realized a net positive cash flow, management and the board of directors determined that it was in the best interests of the stockholders to seek a strategic alternative so that the Company could continue to operate. On May 13, 2005, InvestNet entered into a series of agreements to effect a “reverse merger transaction” via a share exchange and through the conversion of a convertible promissory note, as described below, with China Kangtai Cactus Bio-tech Company Limited (“BVI China Kangtai”), a British Virgin Islands (“BVI”) incorporated on November 26, 2004.

These documents included a Stock Purchase Agreement, pursuant to which InvestNet issued 30,000,000 shares to a stockholder of BVI China Kangtai for $300,000. Additionally, InvestNet entered into an Agreement and Plan of Reorganization, pursuant to which the stockholders of BVI China Kangtai exchanged 12% of BVI China Kangtai’s outstanding shares for 110,130,615 shares of InvestNet. Additionally, InvestNet issued a Convertible Promissory Note to BVI China Kangtai or its designees in the amount of $8,070,000 plus accrued interest at a rate of 5% per annum or convertible at the option of the holder(s) in the event that InvestNet effected a one for seventy reverse split of InvestNet’s common stock into the remaining 88% of the outstanding shares of BVI China Kangtai (the “Convertible Note”). The Company did effect a one for seventy reverse split of all of its outstanding shares of Common Stock and changed its name (to “China Kangtai Cactus Bio-Tech Inc.”) and trading symbol on the OTC Bulletin Board (to “CKGT”) on August 25, 2005. The holders of the Convertible Note converted the Convertible Note a day later on August 26, 2005 into 14,248,395 shares of Common Stock of the Company. As the result of the share exchange and conversion of the Convertible Note, the Company completed a “reverse merger transaction” whereby InvestNet acquired 100% of BVI China Kangtai, which wholly owns Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd. (“Harbin Hainan Kangda”).

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

On July 20, 2005, InvestNet’s sole director, Vivian Szeto, and a majority of the Company’s stockholders unanimously approved and ratified a one for seventy reverse split (the “Reverse Split”) of the Company’s common stock and the amendment and restatement of the Company’s Articles of Incorporation to effect a name change of the Company from “Investnet, Inc.” to “China Kangtai Cactus Bio-Tech Inc.”. The Reverse Split became effective on August 25, 2005; 20 days after the Company sent an Information Statement to all of its stockholders and after the filing of the Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. As a result of the Reverse Split, the number of issued and outstanding shares of common stock of the Company, now named China Kangtai Cactus Bio-Tech Inc., was reduced from a total of 200,000,000 shares outstanding to 2,857,143 shares outstanding. A day after the Reverse Split on August 26, 2005, the Convertible Note was converted by its holders(s) into 14,248,395 shares of the Company, which increased the total outstanding shares of the Company to 17,105,625 shares. The Company’s trading symbol was changed by the OTC Bulletin Board Stock Market (“OTCBB”) to “CKGT” to better reflect the Company’s new name. The Company has also changed its Web site to www.xrz.cn.

Description of Business

The Company is principally engaged in the production, R&D, sales and marketing of products derived from cacti. The Company’s product lines include cactus nutriceuticals, cactus nutritional food and drinks.

The Company has established over 500 acres of cactus-farming bases in the Hainan, Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutriceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. The Company’s annual production capability of cactus fruit and edible cactus is 260 tons and 80,000 tons respectively. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

The Company has entered into co-operative processing agreements with Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory dated March 10th, 2004. The Company has renewed these contracts on March 10th, 2006. Pursuant to these contracts, the Company provides raw materials, quality control guidelines and technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide other materials, processing facilities and labor. The Company inspects all of the final products.

Also, the Company has entered into co-operative production agreements with two nutriceutical producers, Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HusLan Dairy Factory. Pursuant to these contracts, the Company provides raw materials, technical support and quality control guidelines while the processors (Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HusLan Dairy Factory) provide labor and production facilities.

Cacti have been proven to contain the following elements:

1.               Protein and amino acids;

2.               Organic fat;

3.               Carbohydrates;

4.               Vitamins;

5.               Microelements; and

6.               Organic acids.

The Company’s nutriceutical products containing cactus extracts include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule, and Cactus Shuxin Capsule is products with cactus extracts.

Cactus Protein Nutrient

Cactus Protein Nutrient is produced with Yu lotus, protein and agglomerate element. It has been proven to be effective on stomachaches, tardiness gastritis, digestibility canker and duodenum canker.

Cactus Calcium Peptide Soft Capsule

Cactus Calcium Peptide Soft Capsule is made of cactus, active albumen peptide of soybean and liquid calcium. It has the following characteristics:

A)              several nutritional components that can be easily absorbed; and

B)                it contains an albumen peptide of soybean which can enhance the absorption of calcium, phosphor and other mineral elements, consequently raising the calcium in the body and fighting fatigue.

Cactus Shuxin Capsule

Cactus Shuxin Capsule is made with cactus and haws extracts. It has been proven to have an effect on raising the flow capacity of coronary artery blood, alleviating drowsyness and improving red cell’s oxygen carrying capability.

The revenue generated from sales of nutriceutical products was $4,074,807 in fiscal year 2005.

The Company also entered co-operative production agreements on March 10th, 2004, which it also renewed contracts on March 10th, 2006, with Shandong Tsingtao Beer Inc. Acheng Branch, Harbin Subsidiary to jointly produce cactus beer. Pursuant to these agreements, the Company provides raw materials, recipes, technical support and quality control guidelines. Shandong Tsingtao Beer Inc. Acheng Branch provides labor and processing facilities and strictly follows the Company’s guidelines and instructions for production. The Company has also established its own cactus beverage and fruit wine production facility. The Company’s cactus drinks include cactus beer, cactus fruit wine (including the brand name (Overlord Scourge Flower Imperial Wine), cactus beverage and cactus fruit drink,

The revenue generated from sales of cactus food, beverage and wine was $3,927,931 in year 2005.

The Company has established its own R&D institution and Sino-Mexico Cactus Institution, which is certified by Heilongjiang Science & Technology Committee. The Company independently developed many patented cactus -based nutriceutical and nutritional food and drinks.

The Company has established a domestic distribution network including approximately 200 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company also distributes through agents in Shenzhen, Dalian, Heilongjiang, Beijing, Hunan, and Hubei in China. The Company has signed a two-year distribution contact with Harbin Shengtai Pharmacy which will expire on December 31st, 2006. The Company’s revenue breakdown by region in China is as follows:

US$

Heilongjiang	$970,249
Jiling	$1,031,010
Liaoning	$1,128,961
Beijing	$855,599
Guangdong	$1,068,025
Chongqing	$961,631
Hunan	$948,022
Hubei	$1,039,241

Competition

The cactus product industry in China is not highly competitive, and no published data is available regarding CKGT’s relative position in the markets in which it operates. Although no major competitor currently competes against CKGT across its entire product line, competitive products are available from a number of different vendors offering features similar to those of CKGT’s products. CKGT’s existing and potential competitors include companies having greater financial, marketing and technical resources than CKGT. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products CKGT markets. In addition, many potential clients for CKGT’s products have in-house capabilities to develop cactus products that can provide some or all of the functionality of CKGT’s products.

CKGT believes that there are distinguishing competitive factors in the selection of its cactus products. These include price/performance characteristics, marketing and sales expertise, product benefit and functions, and reliability and integration of cactus into a variety of other products. CKGT believes that it competes favorably with regard to these factors.

A major competitive asset for the Company is that it offers quality assurance of its products from the raw material stage all the way to the final products stage.

CKGT believes it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, CKGT believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Administrative Offices

CKGT’s registered statutory office is located at CSC Services of Nevada, Inc., 502 East John Street, Suite E, Carson City, Nevada 89706.  CKGT’s operations office is located at No. 99 Taibei Road, Limin Economy and Technology Developing District Harbin, P. R. C. Zip Code: 150025 and its telephone number is (86) 451 57351189.

Employees

CKGT currently has 240 full-time employees and 15 part-time employees. Management of CKGT expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by its employees. No remuneration will be paid to the Company’s officers except as set forth under “Executive Compensation” and under “Certain Relationships and Related Transactions.”

Reports to Security Holders

CKGT is not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to its security holders unless a request is made for such delivery. CKGT files all of its required reports and other information with the Securities and Exchange Commission (the “Commission”).

The public may read and copy any materials that are filed by CKGT with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Room 2521, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by InvestNet with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY.

CKGT’s registered statutory office is located at CSC Services of Nevada, Inc., 502 East John Street, Suite E, and Carson City, Nevada 89706.  CKGT’s operations office is located at No. 99 Taibei Road, Limin Economy and Technology Developing District Harbin, P. R. C. Zip Code: 150025 and its telephone number is (86) 451 57351189.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Since August 25, 2005, our Common Stock has traded on the OTC Bulletin Board under the symbol “CKGT.OB.” Prior to that, our Common Stock traded on the OTC Bulletin Board under the symbol “INVE.OB.” The following table lists the high and low bid price for our Common Stock as quoted, in U.S. dollars, by the OTC Bulletin Board during each quarter within the last fiscal year. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Year	Quarter Ended	High	Low
2005	December 31	$1.90	$0.70
	September 30	$2.10	$0.02
	June 30	$0.03	$0.02
	March 31	$0.027	$0.026
2004	December 31	$0.16	$0.08
	September 30	$0.74	$0.09
	June 30	$1.36	$0.40
	March 31	$1.57	$1.01

Record Holders

As of December 31, 2005, there were approximately 92 shareholders of record holding a total of 17,105,625 shares of common stock. Further, the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

CKGT has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on CKGT’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit CKGT’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Stock Re-Purchases

We did not make any re-purchases of shares of our common stock during the fourth quarter of fiscal 2005 and we do not currently have any publicly-announced repurchase plans in effect.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. CKGT’s fiscal year end is December 31.

CKGT’s short-term strategy is to realize net cash flow from operations and financing activities to be used to expand marketing efforts in China and research and development. CKGT is committed to ensuring that its products remain at the forefront of providing a variety of quality cactus based nutriceuticals, nutritional food from cactus, and beverages from cactus, including but not limited to beer and wine derived from cactus. The realization of net cash flows in the near term will require a significant increase in CKGT’s revenues without a substantial increase in expenses. Financing activities will focus on equity financing. Once CKGT has additional positive net cash flow, its longer term strategy is to expand marketing efforts beyond China into other Asian markets based on anticipated increases in marketing spending over the next several years in South Korea, Singapore, Taiwan and other southeastern Asian countries.

CKGT’s business development strategy is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of revenue growth.

CKGT’s financial condition and results of operations depend primarily on the revenue generated from the sale of its products and its ability to control the cost of sales. CKGT has a limited history of generating revenue which cannot be viewed as an indication of continued growth and a recent historical record of incurring losses. Should CKGT be unable to consistently generate revenue through the successful implementation of its business model and reduce or stabilize expenses to the point where it can realize a net cash flow such failure will have a short-term impact on CKGT’s ability to continue its business operations.

Results of Operations

During the period from March 31, 2004 through December 31, 2005, CKGT has been engaged in the development and marketing of its products from Harbin, China. CKGT expects that over the next twelve months it will continue to market its products in Harbin, China.

As of December 31, 2005, CKGT incurred a net benefit from operations as a result of an increase in sales and with a lower percentage increase in the cost of sales. Although sales have increased for fiscal year 2005 as compared to fiscal year 2004, cost of sales have increased and gross profits have decreased. This is largely due to the extreme cold weather in Northern China in 2005 resulting in increases in production costs and an increase in inventory reserves of the Company. CKGT believes that the immediate key to its ability to realize a net profit from operations is to increase revenues and to reduce the cost of sales. Should CKGT be unable to realize this combination of increased revenue and a decreased cost of sales it will most likely operate at a loss in future periods.

Year Ended December 31, 2005 and Year Ended December 31, 2004

Sales

For the fiscal year ended December 31, 2005, sales increased by $1,555,228 or by 24.12% to $8,002,738 from $6,447,510 for the year ended December 31, 2004, The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by the domestic market customers.

Cost of Sales

For the fiscal year ended December 31, 2005, cost of sales increased by $1,898,879 or 44.6% to $6,156,184 from $4,257,305 as compared to the corresponding period of the prior year. The substantial increase in cost of sales was primarily the result of the extreme cold weather in Northern China in 2005, and as a result, the local government had to extend its heat supply period. Consequently, the extended heating period increased the Company’s production cost in the northern farming base. Therefore, the Company has decided to abandon its northern base in 2006 and develop more farms in its south base and the Company expects to lower its cost of sales in 2006 as a result.

Selling and Distribution Expenses

For the fiscal year ended December 31, 2005, selling and distribution expenses decreased by $55,430 or 19% to $242,735 as compared to the corresponding period of the prior year. The decrease is primarily attributable to the Company’s optimization of its operating team and sales forces, allocated sales and distribution expenses to the sales agent companies in different provinces of China, all of which reduced the cost of selling and distribution expenses of the Company.

General and Administrative Expenses

For the fiscal year ended December 31, 2005, general and administrative expenses decreased by $56,632 or 24% to $182,918 as compared to the corresponding period of the prior year. The primary factor responsible for the decrease is primarily attributable to the Company’s optimization of its operating team, reducing some expenses on general and administrative items.

For the fiscal year ended December 31, 2005, professional fees increased by $132,333 or 44% to $430,757 as compared to the corresponding period of the prior year. The increase was mainly due to the professional fees associated with completion of the reverse merger transaction and increased fees such as legal fees, transfer agent fees and auditors fee to fulfill the requirements of a public company.

For the fiscal year ended December 31, 2005, the net income decreased by $530,111 or 40% to $795,491 as compared to the corresponding period of the prior year. The decrease mainly resulted from higher expenses due to the extreme cold weather in the Northern China in 2005, and as a result, the local government had to extend its heat supply period. Consequently, the extended heating period increased the Company’s production cost in the northern farming base. Therefore, the Company has decided to abandon its northern base in 2006 and develop more farms in southern China.

Impact of Inflation

CKGT believes that inflation has had a negligible effect on operations over the past three years. CKGT believes that it can offset inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2005, cash flows from operating activities decreased by 1,759,071 or 153.72% to ($614,700) from $1,144,371 as compared to the corresponding fiscal year ended December 31, 2004. The decrease is primarily due to the decrease of net income, the increase of accounts receivable and the value added tax payable.

For the fiscal year ended December 31, 2005, cash flows from investing activities decreased by $67,441 or 34.26% to ($129,421) as compared to the corresponding period of the prior year. The decrease is due to a decrease in value in the Company’s property and equipment in 2005.

For the fiscal year ended December 31, 2005, cash flow provided by financing activities increased by $1,186,697 or 305.32% to $798,024 as compared to fiscal year ended December 31, 2004. The primary factor responsible for the increase is due to the fees associated with completion of the reverse merger transaction and increased fees such as legal fees, transfer agent fees and auditors fee to fulfill the requirements of a public company.

The Company’s operations for the year ended December 31, 2005 resulted in comprehensive income of $927,991. The Company has funded its cash needs from revenue and debt financing in the form of loans provided by related and unrelated parties.

CKGT has no defined benefit plan or contractual commitment with any of its officers or directors.

CKGT has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

CKGT has no current plans to make any significant changes in the number of employees.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the year ended December 31, 2005 and for the twelve months ended December 31, 2004 included in this Form 10-KSB, CKGT discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. CKGT believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. CKGT bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

CKGT applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS.

CHINA KANGTAI CACTUS BIO-TECH INC.

(PREVIOUSLY INVESTNET, INC.)

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

CHINA KANGTAI CACTUS BIO-TECH INC.

(PREVIOUSLY INVESTNET, INC.)

AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

China Kangtai Cactus Bio-Tech Inc. (previously InvestNet, Inc.) and subsidiaries

We have audited the accompanying consolidated balance sheets of China Kangtai Cactus Bio-Tech Inc. (previously InvestNet, Inc.) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Kangtai Cactus Bio-Tech Inc. (previously InvestNet, Inc.) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy C.H. Cheung & Co.

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: March 10, 2006 except for Note 14, which the date is March 29, 2006

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
Website: http://www.jimmycheungco.com

CHINA KANGTAI CACTUS BIO-TECH INC.

(PREVIOUSLY INVESTNET, INC.)

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

	2005	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$887,637	$701,234
Accounts receivable, net of allowances	913,163	429,866
Accounts receivable - a related company	204,461	—
Due from a related company	—	845,411
Inventories, net	4,346,262	3,960,319
Other receivables and prepaid expenses	113,377	36,147
Deposit paid - a related company	525,675	—
Total Current Assets	6,990,575	5,972,977

PROPERTY AND EQUIPMENT, NET	4,315,602	4,649,792

OTHER ASSETS
Intangible assets	714,493	827,536
Land use rights, net	182,084	55,658
TOTAL ASSETS	$12,202,754	$11,505,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$121,289	$159,971
Other payables and accrued liabilities	165,924	282,210
Note payable	749,690	730,677
Other taxes payable	222,270	27
Value added tax payable	70,006	666,075
Total Current Liabilities	1,329,179	1,838,960

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,105,625 shares issued and outstandng as of December 31, 2005 and 15,821,690 shares issued and outstandng as of December 31, 2004	17,105	15,821
Additional paid-in capital	5,530,435	5,186,738
Retained earnings
Unappropriated	4,308,398	3,701,862
Appropriated	885,137	696,182
Accumulated other comprehensive income	132,500	—
Due to stockholders	—	66,400
Total Stockholders’ Equity	10,873,575	9,667,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,202,754	$11,505,963

The accompanying notes are an integral part of these financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

(PREVIOUSLY INVESTNET, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

NET SALES
To a related party	$204,461	$—
To third parties	7,798,277	6,447,510
Total net sales	8,002,738	6,447,510

COST OF SALES	(6,156,184)	(4,257,305)

GROSS PROFIT	1,846,554	2,190,205

OPERATING EXPENSES
Selling expenses	242,735	298,165
General and administrative expenses	182,918	239,550
Professional fees	430,757	298,424
Depreciation	59,930	14,379
Amortization of land use rights	1,207	1,207
Amortization of intangible assets	113,043	113,044
Total Operating Expenses	1,030,590	964,769

INCOME FROM OPERATIONS	815,964	1,225,436

OTHER INCOME (EXPENSES)
Government grant	24,450	121,980
Interest income	356	180
Other income	577	—
Imputed interest	(44,981)	—
Other expenses	(875)	(21,794)
Total Other Income	(20,473)	100,366

INCOME BEFORE TAXES	795,491	1,325,802

INCOME TAX EXPENSE	—	—

NET INCOME	795,491	1,325,802

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	132,500	—

COMPREHENSIVE INCOME	$927,991	$1,325,802

Net income per share-basic and diluted	$0.05	$0.08

Weighted average number of shares outstanding during the year - basic and diluted	16,563,910	15,821,690

The accompanying notes are an integral part of these financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

(PREVIOUSLY INVESTNET, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional paid-in capital	Unappropriated retained earnings	Appropriated retained earnings	Accumulated other comprehensive income	Due to stockholders	Total
	Shares	Amount

Balance at December 31, 2003	15,821,690	$15,821	$4,686,738	$2,612,768	$459,474	$—	$440,580	$8,215,381

Contribution by stockholders	—	—	500,000	—	—	—	—	500,000

Repayment to stockholders	—	—	—	—	—	—	(374,180)	(374,180)

Net income for the year	—	—	—	1,325,802	—	—	—	1,325,802

Transfer of statutory and staff welfare reserves	—	—	—	(236,708)	236,708	—	—	—

Balance at December 31, 2004	15,821,690	15,821	5,186,738	3,701,862	696,182	—	66,400	9,667,003

Stock issued in connection with recapitalization	855,364	855	(855)	—	—	—	—	—

Stock issued for services	428,571	429	299,571	—	—	—	—	300,000

Repayment to stockholders	—	—	—	—	—	—	(66,400)	(66,400)

Imputed interest on note payable	—	—	44,981	—	—	—	—	44,981

Net income for the year	—	—	—	795,491	—	—	—	795,491

Transfer to statutory and staff welfare reserves	—	—	—	(188,955)	188,955	—	—	—

Currency translation adjustment	—	—	—	—	—	132,500	—	132,500

Balance at December 31, 2005	17,105,625	$17,105	$5,530,435	$4,308,398	$885,137	$132,500	$—	$10,873,575

The accompanying notes are an integral part of these financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

(PREVIOUSLY INVESTNET, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$795,491	$1,325,802
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Depreciation - cost of sales	276,048	313,434
Depreciation - operating expenses	59,930	14,379
Amortization of land use rights	1,207	1,207
Amortization of intangible assets	113,043	113,044
Provision for doubtful debts	8,648	38,530
Imputed interest	44,981	—
Write-down of inventories	724,504	—
Stock issued for services	300,000	—
Changes in operating assets and liabilities (Increase) decrease in:
Accounts receivable	(491,945)	(81,595)
Accounts receivable - a related company	(204,461)	—
Other receivable and prepaid expenses	(77,230)	(4,831)
Other receivable - a related company	(525,675)	—
Inventories	(1,110,447)	(1,177,053)
Increase (decrease) in:
Accounts payable	(38,682)	7,615
Other payables and accrued liabilities	(116,286)	222,590
Other tax payable	222,243	27
Value added tax payable	(596,069)	371,222
Net cash (used in) provided by operating activities	(614,700)	1,144,371

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,788)	(196,862)
Purchase of land use rights	(127,633)	—
Net cash used in investing activities	(129,421)	(196,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by stockholders	—	500,000
Due from a stockholder	—	4,831
Due from a related company	845,411	(36,232)
Due to stockholders	(66,400)	(374,180)
Note payable	19,013	(483,092)
Net cash provided by (used in) financing activities	798,024	(388,673)

EFFECT OF EXCHANGE RATE ON CASH	132,500	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	186,403	558,836

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	701,234	142,398

CASH AND CASH EQUIVALENTS AT END OF YEAR	$887,637	$701,234

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2005, the Company issued 1,573,295 shares of common stock in exchange for 12% of the common stock of China Kangtai Cactus Bio-tech Company Limited.

During 2005, the Company issued a Convertible Promissory Note of $8,070,000 for 88% of the common stock of China Kangtai Cactus Bio-tech Company Limited that was converted into 14,248,395 shares of common stock.

The accompanying notes are an integral part of these financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

(PREVIOUSLY INVESTNET, INC.)

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)    Organization

China Kangtai Cactus Bio-Tech Inc. (“US China Kangtai”) was incorporated in Nevada on March 16, 2000 as InvestNet, Inc. (“InvestNet” ).

China Kangtai Cactus Bio-tech Company Limited (“BVI China Kangtai”) was incorporated in the British Virgin Islands (“BVI”) on November 26, 2004. Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd. (“Harbin Hainan Kangda”) a company with limited liability was incorporated in the People’s Republic of China (“PRC”) on December 30, 1998.

BVI China Kangtai is an investment holding company and Harbin Hainan Kangda’s principal activities are planting and developing new types of cactus, producing and trading in cactus health foods and related products in Harbin, PRC.

During 2004, Harbin Hainan Kangda’s stockholders exchanged 100% of their ownership in Harbin Hainan Kangda for 500,000 shares of BVI China Kangtai under a reorganization plan. The transfer has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by closely related stockholders and share common management.

On June 3, 2005, pursuant to an Agreement for Sales of Ownership, InvestNet sold its100% owned subsidiaries, Champion Agents Limited and Interchance Limited, to a company controlled by a former director and stockholder. The sale consideration was for the purchaser to assume the liabilities of Champion Agents Limited, DSI Computer Technology Company Limited, a subsidiary of Champion Agents Limited and Interchance Limited.

On June 3, 2005, pursuant to a Stock Purchase Agreement, InvestNet issued 428,571 shares to a stockholder of BVI China Kangtai for $300,000. On the same date, InvestNet exchanged 12% of BVI China Kangtai’s outstanding shares for 1,573,295 shares of common stock, $0.001 par value ( the “Common Stock”), of InvestNet pursuant to an Agreement and Plan of Reorganization it had entered into on May 13, 2005 with the stockholders of BVI China Kangtai. In addition, the Agreement and Plan of Reorganization calls for InvestNet to issue a Convertible Promissory Note for $8,070,000 plus accrued interest at 5% per annum that was converted into 14,248,395 shares (post a one for seventy reverse split) of the Company’s Common Stock (the “Convertible Note”) for the remaining 88% of the outstanding shares of BVI China Kangtai on August 26, 2005. After a one for seventy reverse spilt of the Company’s outstanding Common Stock took place on August 25, 2005, the total number shares of the Company’s outstanding Common Stock was 2,857,230 shares, and after adding the 14,248,395 shares of Common Stock following conversion of the Convertible Note on August 26, 2005, the total outstanding shares of Common Stock of the Company (now US China Kangtai) is 17,105,625 shares.

The merger of InvestNet and BVI China Kangtai has been treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (“BVI China Kangtai”) and as a reorganization by the accounting acquiree (“InvestNet”). The financial statements have been prepared as if the reorganization had occurred retroactively.

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

US China Kangtai, BVI China Kangtai and Harbin Hainan Kangda are hereafter referred to as (the “Company”).

(B)     Principles of consolidation

The accompanying consolidated financial statements for 2005 include the financial statements of US China Kangtai from June 3, 2005 and its 100% owned subsidiaries BVI China Kangtai and Harbin Hainan Kangda.

The financial statements for 2004 include the financial statements of BVI China Kangtai and its 100% owned subsidiary Harbin Hainan Kangda.

All significant inter-company accounts and transactions have been eliminated in consolidation.

(C)     Use of estimates

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

(D)    Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(E)     Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

(F)     Inventories

Inventories of cactus stock include trees and palms whose cost consists of seeds and an allocation of fertilizers, direct labor and overhead costs such as depreciation, rent, freight and fuel, among others. Inventories of cactus stock are stated at the lower of cost or market value, cost being calculated on the weighted average basis.

Other raw materials are stated at the lower of cost or market value, cost being determined on a first in first out method.

Work in progress and finished goods are stated at lower of cost or market value, cost being determined on a first in first out method.

The Company provided for inventory allowances based on excess and obsolete inventories determined principally by customer demand.

(G)     Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Buildings	40 Years
Plant and machinery	12 Years
Motor vehicles	10 Years
Furniture and office equipment	8 Years

Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 40 and 50 years from the date of acquisition.

(H)    Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The Company believes that no impairment of property and equipment and other assets exist at December 31, 2005.

(I)      Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable (trade and related company), accounts payable (trade and related company) and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company has a diversified customer base, most of which are in the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United

States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, PRC let the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

(J)      Intangible assets

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

(K)    Revenue recognition

The Company recognizes revenue upon delivery of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

The local agricultural department in Harbin, PRC approved a grant to the Company to encourage the planting of cactus. The Company recognizes the grant as revenue upon receipt from the local government.

(L)     Advertising costs

Advertising costs are expensed as incurred. Advertising expenses totaled $128,689 and $194,500 for the years ended December 31, 2005 and 2004 respectively.

(M)   Research and development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to general and administrative expenses and cost of sales for the years ended December 31, 2005 and 2004 were $50,019 and $32,417 respectively.

(N)    Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

(O)    Foreign currency translation

US China Kangtai, BVI China Kangtai and Harbin Hainan Kangda maintain their accounting records in their functional currencies of US$, US$ and RMB respectively.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements of Harbin Hainan Kangda (whose functional currency is RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the years ended December 31, 2005 and 2004 were $132,500 and $0 respectively.

(P)     Comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income (loss) in the statements of operations and stockholders’ equity. Cumulative translation adjustment amounts for the years ended December 31, 2005 and 2004 were gains of $132,500 and $0 respectively.

(Q)    Income per share

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

(R)     Segments

The Company operates in only one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and sale of cactus powder to pharmaceutical companies for use in medical products.

(S)     Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The guidelines of this statement are not applicable to the Company.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The guidelines of this statement are not applicable to the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”(“SFAS 151”). This statement clarifies the criteria of “abnormal amounts” of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. At such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statement.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

2.     ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Accounts receivable	$982,340	$490,395
Less: allowance for doubtful accounts	(69,177)	(60,529)
Accounts receivable, net	$913,163	$429,866

For the years ended December 31, 2005 and 2004, provision for doubtful accounts recorded by the Company was $8,648 and $38,530 respectively.

3.     INVENTORIES

Inventories at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Cactus stock	$4,715,577	$3,345,928
Other raw materials	215,791	150,332
Work-in-progress	—	2,110
Finished goods	139,398	461,949
	5,070,766	3,960,319
Less: provision of obsolescence	(724,504)	—
	$4,346,262	$3,960,319

For the years ended December 31, 2005 and 2004, provision for obsolete inventories recorded by the Company was $724,504 and $0 respectively .

4.     PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31:

	2005	2004

Buildings	$3,887,142	$3,887,142
Plant and machinery	1,331,854	1,331,045
Motor vehicles	211,588	211,588
Furniture and office equipment	11,974	10,995
	5,442,558	5,440,770
Less: accumulated depreciation	1,126,956	790,978
Property and equipment, net	$4,315,602	$4,649,792

Depreciation expense for the years ended December 31, 2005 and 2004 was $335,978 and $327,813 respectively.

5.     INTANGIBLE ASSETS

Intangible assets related to registered patent rights and formulations of various cactus health and pharmaceutical products acquired by the Company from third parties; $888,889 were first acquired by the stockholders and injected into the Company at cost as registered capital in 2002 and $241,546 were acquired from third parties in 2002.

	2005	2004

Patents	$1,130,435	$1,130,435
Less: accumulated amortization	415,942	302,899
	$714,493	$827,536

The intangible assets are amortized over ten years on a straight line basis. The amortization expense for both 2005 and 2004 was $113,043 and 113,044, respectively.

6.     OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2005 and 2004 consist of the following:

	2005	2004

Other payables	$129	$12,078
Accrued liabilities	97,711	72,817
Professional fees due	68,084	197,315
	$165,924	$282,210

7.     NOTE PAYABLE

Balance at December 31:

	2005	2004

Note payable to a financial institution, unsecured and due on demand.	$749,690	$730,677

Note payable is due to a PRC provincial government financial institution. The loan was made to the Company on an unsecured basis and repayable on demand. Imputed interest is charged at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $44,981 and $0 for the years ended December 31, 2005 and 2004 respectively. The loan is provided as part of the PRC provincial government’s incentive to promote the commercial cultivation of cactus.

8.     CONVERTIBLE PROMISSORY NOTE PAYABLE

The Convertible Promissory Note was exercised on August 26, 2005 and exchanged into 14,248,395 shares of common stock of the Company.

9.     INCOME TAX

a)     It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

b)    US China Kangtai was incorporated in the United States and has incurred net operating loss for income tax purposes for 2005 and 2004.

The Company has net operating loss carry forwards for income taxes amounting to approximately $365,000 as at December 31, 2005 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2025. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at December 31, 2005 was $124,271. The net change in the valuation allowance for 2005 was an increase of $124,271.

The federal statutory tax rate reconciled to the effective tax rate during 2005 is as follows:

Tax at U.S statutory rate	$34%
State tax rate, net of federal benefits	—
Change in valuation allowance	(34)%

Effect tax rate	$—

c)     BVI China Kangtai was incorporated in the BVI and is not subject to tax on income or on capital gains.

d)    Harbin Hainan Kangda was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Harbin Hainan Kangda located its factories in a special economic region in Harbin, the PRC. This economic region allows foreign enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2005 and 2006 and a 50% income tax reduction for the following three years, being 2007 to 2009. Harbin Hainan Kangda was approved as a wholly owned foreign enterprise in March 2005. No income tax expense has been recorded for 2005 and 2004 as Harbin Hainan Kangda was exempt under the special economic region rules

10.   COMMITMENTS AND CONTINGENCIES

(A)  Employee benefits

The full time employees of Harbin Hainan Kangda in the PRC are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $1,144 and $3,027 for the years ended December 31, 2005 and 2004, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)   Operating leases commitments

The Company leases office spaces and land for growing cactus from third parties under six operating leases which expire from June 11, 2006 to February 28, 2051 at annual rent of $14,870, $1,106, $371, $16,109, $2,582 and $2,840 respectively.

As at December 31, 2005, the Company had outstanding commitments with respect to the above non-cancelable operating leases, which are due as follows:

2006	$37,878
2007	32,457
2008	32,457
2009	32,457
2010	12,010
Thereafter	51,562
$198,821

11.   STOCKHOLDERS’ EQUITY

(A)  Stock issuances

During 2005, the Company issued 428,571 shares of common stock to BVI China Kangtai or its designees for $300,000.

On May 13, 2005, the Company entered into an Agreement and Plan of Reorganization with the stockholders of BVI China Kangtai to acquire 100% of BVI China Kangtai’s equity. On June 3, 2005, the Company issued 1,573,295 shares of common stock in exchange for 12% of BVI China Kangtai’s issued and outstanding shares.

The Company executed the 1 for 70 reverse stock split on August 25, 2005. After the reverse stock split, the total shares of US China Kangtai were 2,857,230 shares. On August 26, 2005, the holders of the Convertible Note converted into 14,248,395 shares of common stock.

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

During 2005 and 2004, the Company’s subsidiary, Harbin Hainan Kanda appropriated $188,955 and $236,708 respectively to the statutory reserve funds based on its net income under PRC GAAP.

12.   RELATED PARTY TRANSACTIONS

During 2005, the Company sold cactus totaling $204,461 to a related company.

As of December 31, 2004, the Company was owed $845,411 by a related company for unsecured and interest-free advances. These advances were repaid in 2005.

In December 2005, the Company placed a deposit of $525,675 to a related company for the purchase of cactus plants.

The Company owed $66,400 to stockholders as of December 31, 2004 as short-term, unsecured and interest-free loans which were fully repaid in 2005.

13.   CONCENTRATIONS AND RISKS

During 2005 and 2004, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

14.   SUBSEQUENT EVENT

The order for cactus plants from a related company was cancelled in March 2006 and the deposit paid of $525,675 was refunded to the Company on March 29, 2006.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the Company’s restructuring and “reverse merger transaction”, the Company changed its independent auditors on August 8, 2005 by engaging Jimmy C.H. Cheung & Co, Certified Public Accountants (a member of Kreston International), with an address of 304 Dominion Centre, 43 Queen’s Road East, Hong Kong (“Jimmy C.H. Cheung & Co.”), and ended its engagement of its prior independent auditors, PKF, Certified Public Accountants. There were no disagreements with the Company’s prior accountants on accounting and financial disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held
Jinjiang Wang	56	President, Chief Executive Officer and Chairman of the Board of Directors
Chengzhi Wang	35	General Manager and a Director
Hong Bu	33	Chief Financial Officer and a Director
Jiping Wang	44	Director
Song Yang	31	Director

The directors named above will serve until the next annual special meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to the Company’s affairs on an “as needed” basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. All of the Company’s officers are full time employees of the Company.

Biographical Information

Jinjiang Wang was appointed as the Chairman of the Board, President and Chief Executive Officer of CKGT on June 3, 2005 and appointed a director of CKGT on July 22, 2005.

Mr. Wang was born in the Heilongjiang Province of the P.R.C. Mr. Wang graduated from Northeast Agricultural University with a degree in Agriculture & Forest Engineering. Mr. Wang has over 20 years of experience in management, production development and sales. He is a founder of Harbin Hainan Kangda and a pioneer of the now established edible cactus trade of China.

Chengzhi Wang was appointed as the General Manager CKGT on June 3, 2005 and appointed a director of CKGT on July 22, 2005.

Mr. Wang was born in Heilongjiang Province of the P.R.C. Mr. Wang graduated from Architectonics Department of Harbin Institute of Technology with an engineer degree. Mr. Wang has over five years experience in management, production and sales. Mr. Wang is a founder of Harbin Hainan Kangda and a pioneer in the edible cactus trade of the P.R.C.

Hong Bu was appointed as Chief Financial Officer of CKGT on June 3, 2005 and appointed a director of CKGT on July 22, 2005.

Ms. Bu graduated with a degree in Finance from the Finance and Economics Institute of Harbin. She is a CPA (certified public accountant). Ms. Bu has over five years of experience as Harbin Hainan Kangda’s senior accountant. Ms. Bu was a founder of Harbin Hainan Kangda and a pioneer in the edible cactus trade of the P.R.C.

Jiping Wang was appointed as a director of CKGT on July 22, 2005.

Ms. Wang was born in Heilongjiang Province; P.R.C. Ms. Wang graduated from the Economic Managerial Cadre’s Institute of Harbin.

Song Yang was appointed as a director of CKGT on July 22, 2005.

Ms. Wang has over 15 years of experience in the Government Administrative Department. Ms. Wang was a founder of Harbin Hainan Kangda and a pioneer in the edible cactus trade of the P.R.C. Ms. Yang has not served as an officer and director of any other public companies over the last five years.

Audit Committee/ Compensation Committee / Director Compensation

The board of directors has established an audit committee. The audit committee is comprised of Jinjiang Wang and Chengzhi Wang. The audit committee has yet to adopt a definitive charter though it typically reviews, acts on, and reports to the board of directors with respect to various auditing and accounting matters. The matters typically considered by CKGT’s audit committee include recommendations as to the performance of its independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, CKGT would be required to adopt a definitive charter for its audit committee. The board of directors has not yet established a compensation committee. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. CKGT does not anticipate adopting a provision for compensating directors in the future.

Compliance With Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more that 10% of the Company’s capital stock, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company’s review of the copies of such forms it has received, and written representations from certain reporting persons, the Company believes that all of its executive officers and directors complied with all Section 16(a) filing requirements applicable to them during the Company’s fiscal year ended December 31, 2005, with one exception. A Form 3 for Chengzhi Wang, the Company’s CEO and a director of the Company, was inadvertently filed a day late in connection with the Company’s reorganization transaction occurring in June 2005.

Code of Ethics

CKGT has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. CKGT has filed a copy of its Code of Ethics as Exhibit 14 to its Form 10-KSB for the fiscal year ended 2003. Further, CKGT’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting CKGT.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer and the only other employee to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
					Awards		Payouts
		Annual Compensation			Restricted	Securities Underlying
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Stock Award(s) ($)	Options SARs (#)	LTIP payouts ($)	All Other Compensation ($)
Norman Koo (1),	2005	—	—	—	—	—	—	—
Chief Executive	2004	—	—	—	—	—	—	—
Officer and	2003	—	—	—	—	—	—	—
Director		—	—	—	—	—	—	—

Jinjiang Wang (2),	2005	$90,000	—	—	—	—	—	—
Chief Executive	2004	—	—	—	—	—	—	—
Officer and	2003	—	—	—	—	—	—	—
Director		—	—	—	—	—	—	—

(1) In connection with the reorganization of the Company and the acquisition of BVI China Kangtai and its wholly owned subsidiary, Harbin Hainan Kangda, Norman Koo, InvestNet’s Chief Executive Officer, President and a director resigned from all such capacities on June 3, 2005.

(2) Jinjiang Wang was appointed as the Chairman of the Board, President and Chief Executive Officer of CKGT on June 3, 2005 and appointed a director of CKGT on July 22, 2005.

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

Title of Class	Name and Address of Owner	Amount and Nature of Ownership	Percent of Class
Common Stock	Jinjiang Wang The 4th Group, 21st Residents’ Committee Xinhua Street, Boli Town, Boli County Heilongjiang Province P.R.C.	4,801,390 Direct	28.1%

Common Stock	Chengzhi Wang No. 98 Xiangshun Street Xiangfang Dist.Harbin, P.R.C.	3,892,970 Direct	22.8%

Common Stock	Hong Bu No. 99 Taibei Road Limin Economy and Technology Developing District,Harbin.P.R.C.	750,046 Direct	4.4%

Common Stock	Jiping Wang No. 99 Taibei Road Limin Economy and Technology Developing District,Harbin,P.R.C.	700,734 Direct	4.1%

Common Stock	SongYang No. 99 Taibei Road Limin Economy and Technology Developing District,Harbin,P.R.C.	726,688 Direct	4.2%

Common Stock	All Directors and Executive Officers as a Group	10,871,828 Direct	63.6%

(1) Percentage is based on 17,105,625 shares of Common Stock outstanding as of March 21, 2006.

(2) Jinjiang Wang has been the President of the Company since June 3, 2005. He has been and is the President of Harbin Hainan Kangda since 2000. Jinjiang Wang acquired 165,182 shares of the Company pursuant to the Reorganization Agreement on June 3, 2005 and 428,572 shares of the Company as Kangtai’s sole designee pursuant to the Stock Purchase Agreement on June 3, 2005. A day after the Reverse Split on August 26, 2005, the Convertible Note was converted by its holders(s) into 14,248,395 shares of the Company and Mr. Jinjiang Wang acquired 4,207,636 shares from 14,248,395 shares of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year 2005, the Company sold cacti totaling $204,461 to Harbin Kangtai Cactus Bio-Tech Co., Ltd, because this company’s key business is cactus functional feed, it need some raw cactus to produce its products.

As of December 31, 2004, the Company was owed $845,411 by Taishan Kangda Food Co., Ltd, for unsecured and interest-free advances. These advances were repaid in 2005.

In December 2005, the Company loaned $525,675 to Taishan Kangda Food Co., Ltd, which has been fully repaid in March, 2006.

The Company owed $66,400 to Mr. Jinjiang Wang, the Company’s Chairman of the Board, President and Chief Executive Officer, as of December 31, 2004 as short-term, unsecured and interest-free loans which were fully repaid in 2005.

All of the above-referenced related companies to CKGT have common shareholders with CKGT. Further, these companies are related to CKGT as follows: Mr. Jinjiang Wang, CKGT’s Chairman of the Board, President and Chief Executive Officer, is the Chairman of the Board and a shareholder of both Harbin Kangtai Cactus Bio-Tech Co., Ltd and Taishan Kangda Food Co., Ltd., Mr. Chengzhi Wang, CKGT’s General Manager and a director of CKGT, is a director and shareholder of both Harbin Kangtai Cactus Bio-Tech Co., Ltd. and Taishan Kangda Food Co., Ltd. and Ms. Hong Bu, CKGT's Chief Financial Officer and a director of CKGT, is a director and shareholder of Harbin Kangtai Cactus Bio-Tech Co., Ltd. However, both Harbin Kangtai Cactus Bio-Tech Co., Ltd. and Taishan Kangda Food Co., Ltd. have been and are engaged in independent and separate operations from CKGT.

ITEM 13.  EXHIBITS

(a)	The Exhibits listed below are filed as part of this Annual Report.

3(i)(a)	Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

3(i)(b)	Amended Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003)

3(i)(c)	Amended Articles of Incorporation, filed herewith.

3(ii)	Bylaws (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

10.1	Processing Agreement, dated March 10, 2004, between the Company and Shandong Tsingtao Beer Inc. Acheng Branch, filed herewith.

10.2	Processing Agreement, dated March 10, 2004, between the Company and Harbin Ice Lantern Noodle Factory, filed herewith.

10.3	Processing Agreement, dated March 10, 2004, between the Company and Harbin Diwang Pharmacy Co. Ltd, filed herewith.

10.4	Processing Agreement, dated March 10, 2004, between the Company and Harbin Bin County HusLan Dairy Factory, filed herewith.

21	List of Subsidiaries, filed herewith.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for audit of the Company’s annual financial statements were $0 billed by PKF and $60,000 billed by Jimmy C.H. Cheung & Co. for the fiscal year ended December 31, 2005. The aggregate fees billed by PKF for the audit of InvestNet’s annual financial statements were $23,112 for the fiscal period ended December 31, 2004.

The aggregate fees billed by PKF for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $0 during the year ended December 31, 2005, and $5,778 during the period ended December 31, 2004. The aggregate fees billed by Jimmy C.H. Cheung & Co. for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $28,000 during the period ended December 31, 2005 and $0 during the period ended December 31, 2004.

Audit Related-Fees

Jimmy C.H. Cheung & Co. nor PKF did not bill the Company any amounts for assurance and related services that were related to their audit or review of the Company’s financial statements during the fiscal periods ended December 31, 2005 or December 31, 2004.

Tax Fees

The aggregate fees billed by PKF for tax compliance, tax advice and tax planning were $0 for the fiscal years ended 2004 and 2005. The aggregate fees billed by Jimmy C.H. Cheung & Co.

for tax compliance, tax advice and tax planning were $0 for the fiscal years ended 2004 and 2005.

All Other Fees

PKF nor Jimmy C.H. Cheung & Co. did not bill the Company for any products and services other than the foregoing during the fiscal periods ended 2005 and 2004.

Audit Committee Pre-Approval

The Company’s Audit Committee pre-approved the engagement of Jimmy C.H. Cheung & Co. to act as its independent auditor for the fiscal year ended December 31, 2005. The Company’s Audit Committee also pre-approved Jimmy C.H. Cheung & Co. to provide the audit, audit related services, tax services and all other services described above for the fiscal year ended December 31, 2005. The Company’s board of directors pre-approved PKF to provide the audit, audit related services, tax services and all other services described above for the fiscal period ended December 31, 2004. The Company’s independent auditors performed all work only with their full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

By:	/s/ Jinjiang Wang	, President (CEO) and a Director and Principal Executive Officer

Date: April 17, 2006

By:	/s/ Hong Bu	, Chief Financial Officer and a Director and Principal Financial and Accounting Officer

Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinjiang Wang	, President (CEO) and a Director and Principal Executive Officer
Date: April 17, 2006

By:	/s/ Chengzhi Wang	, General Manager and a Director
Date: April 17, 2006

By:	/s/ Hong Bu	, Chief Financial Officer and a Director and Principal Financial and Accounting Officer
Date: April 17, 2006

By:	/s/ Jiping Wang	, Director
Date: April 17, 2006

By:	/s/ Song Yang	, Director
Date: April 17, 2006