Form 10QSB
period 2006-03-31
China Kangtai Cactus Bio-Tech Inc.
filed 2006-05-15
CIK 1017699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

CHINA KANGTAI CACTUS BIO-TECH INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0650263
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of March 15, 2006, the issuer had outstanding 17,105,625 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes  ☐    No  ☒

CHINA KANGTAI CACTUS BIO-TECH INC.

FORM 10-QSB

March 31, 2006

EXHIBITS

Contract of Termination of Lease, dated January 10, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City.	Exhibit 10.1

Contract of Termination of Lease, dated January 18, 2006, by and between the Company and Lindian Cactus Farming Base.	Exhibit 10.2

Contract of Termination of Lease, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park.	Exhibit 10.3

Contract of Termination of Lease, dated January 13, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base.	Exhibit 10.4

Contract of Termination of Lease, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base.	Exhibit 10.5

Contract of Termination of Lease, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base.	Exhibit 10.6

Contract of Termination of Lease, dated January 5, 2006, by and between the Company and the Dalian River Planting Base.	Exhibit 10.7

Contract of Termination of Lease, dated January 23, 2006, by and between the Company and the Wanbao Planting Base.	Exhibit 10.8

Transfer Agreement for Greenhouse, dated January 13, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City.	Exhibit 10.9

Transfer Agreement for Greenhouse, dated January 18, 2006, by and between the Company and the Lindian Cactus Farming Base.	Exhibit 10.10

Transfer Agreement for Greenhouse, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park.	Exhibit 10.11

Transfer Agreement for Greenhouse, dated January 11, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base.	Exhibit 10.12

Transfer Agreement for Greenhouse, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base.	Exhibit 10.13

Transfer Agreement for Greenhouse, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base.	Exhibit 10.14

Transfer Agreement for Greenhouse, dated January 5, 2006, by and between the Company and the Dalian River Planting Base.	Exhibit 10.15

Transfer Agreement for Greenhouse, dated January 23, 2006, by and between the Company and the Wanbao Planting Base.	Exhibit 10.16

Transfer Agreement for Greenhouse, dated January 24, 2006, by and between the Company and the Daqing Ranghulu Hi-tech Zone.	Exhibit 10.17

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

Part I – FINANCIAL INFORMATION

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (UNAUDITED)

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,118,282
Accounts receivable, net of allowances	1,362,411
Inventories, net	6,552,569
Other receivables and prepaid expenses	209,830
Total Current Assets	9,243,092

PROPERTY AND EQUIPMENT, NET	3,396,911

OTHER ASSETS
Intangible assets	710,250
Land use rights, net	485,841
TOTAL ASSETS	$13,836,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$49,785
Other payables and accrued liabilities	254,718
Note payable	756,250
Other taxes payable	239,412
Value added tax payable	81,375
Total Current Liabilities	1,381,540

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 200,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 17,105,625 shares issued and outstanding as of March 31, 2006	17,105
Additional paid-in capital	5,541,778
Retained earnings
Unappropriated	5,650,601
Appropriated	885,137
Accumulated other comprehensive income	359,933
Total Stockholders’ Equity	12,454,554

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,836,094

 The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005

NET SALES	$3,572,686	$2,028,233

COST OF SALES	(1,941,552)	(1,321,183)

GROSS PROFIT	1,631,134	707,050

OPERATING EXPENSES
Selling expenses	91,434	112,668
General and administrative expenses	53,630	98,318
Professional fees	34,482	13,889
Depreciation	15,526	5,332
Amortization of land use rights	3,015	302
Amortization of intangible assets	29,250	28,260
Total Operating Expenses	227,337	258,769

INCOME FROM OPERATIONS	1,403,797	448,281

OTHER INCOME (EXPENSES)
Government grant	—	24,155
Interest income	73	37
Other income	70	—
Imputed interest	(11,343)	—
Loss on disposals of property and equipment	(43,071)	—
Other expenses	(7,323)	(191)
Total Other (Expenses) Income, net	(61,594)	24,001

INCOME BEFORE TAXES	1,342,203	472,282

INCOME TAX EXPENSE	—	—

NET INCOME	1,342,203	472,282

OTHER COMPREHENSIVE INCOME
Foreign currency translation gains	359,933	—

COMPREHENSIVE INCOME	$1,702,136	$472,282

Net income per share-basic and diluted	$0.08	$0.03

Weighted average number of shares outstanding during the period- basic and diluted	17,105,625	15,821,690

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,342,203	$472,282
Adjusted to reconcile net income to cash used in operating activities:
Depreciation - cost of sales	46,870	78,642
Depreciation - operating expenses	15,526	5,332
Amortization of land use rights	3,015	302
Amortization of intangible assets	29,250	28,260
Loss on disposals of property and equipment	43,071	—
Imputed interest	11,343	—
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(449,248)	110,451
Accounts receivable - a related company	204,461	(1,147)
Inventories	(2,206,307)	(1,393,069)
Other receivables and prepaid expenses	(96,453)	—
Other receivable - a related company	525,675	—
Increase (decrease) in:
Accounts payable	(71,504)	(43,993)
Other payables and accrued liabilities	88,794	(5,813)
Other taxes payable	17,142	12,603
Value added tax payable	11,369	114,584
Net cash used in operating activities	(484,793)	(621,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals of property and equipment	964,250	—
Purchase of land use rights	(303,750)	—
Net cash provided by investing activities	660,500	—

CASH FLOWS FROM FINANCING ACTIVITIES
Due from a related company	—	603,865
Due to stockholders	—	(66,400)
Net cash provided by financing activities	—	537,465

EFFECT OF EXCHANGE RATE ON CASH	54,938	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	230,645	(84,101)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	887,637	701,234

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,118,282	$617,133

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2  ORGANIZATION

China Kangtai Cactus Bio-Tech Inc. (“US China Kangtai”) was incorporated in Nevada on March 16, 2000 as InvestNet, Inc. (“InvestNet”).

China Kangtai Cactus Bio-tech Company Limited (“BVI China Kangtai”) was incorporated in the British Virgin Islands (“BVI”) on November 26, 2004. Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd. (“Harbin Hainan Kangda”) a company with limited liability was incorporated in the People’s Republic of China (“PRC”) on December 30, 1998.

BVI China Kangtai is an investment holding company and Harbin Hainan Kangda’s principal activities are planting and growing various types of cactus plants, producing and trading in cactus health foods and related products in Harbin and Taishan, PRC.

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

NOTE 2  ORGANIZATION-continued

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

US China Kangtai, BVI China Kangtai and Harbin Hainan Kangda are hereafter referred to as (the “Company”).

NOTE 3  PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for 2006 include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai and Harbin Hainan Kangda.

The accompanying unaudited condensed consolidated financial statements for 2005 include the financial statements of BVI China Kangtai and its 100% owned subsidiary, Harbin Hainan Kangda.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4  INVENTORIES

Inventories of cactus stock include trees and palms whose cost consists of seeds and an allocation of fertilizers, direct labor and overhead costs such as depreciation, rent, freight and fuel, among others. Inventories of cactus stock are stated at the lower of cost or market value, cost being calculated on the weighted average basis.

Other raw materials, work in progress and finished goods are also stated at the lower of cost or market value, cost being determined on the weighted average basis.

The Company provided for inventory allowances based on excess and obsolete inventories determined principally by customer demand.

NOTE 5  SEGMENTS

The Company operates in only one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and cactus powder to pharmaceutical companies for use in medical products.

NOTE 6  INVENTORIES

Inventories at March 31, 2006 consisted of the following:

Cactus stock	$4,565,889
Other raw materials	1,364,777
Work-in-progress	19,484
Finished goods	631,930
6,582,080
Less: provision for obsolescence	(29,511)
$6,552,569

For the three months ended March 31, 2006 and 2005, no provision for obsolete inventories was recorded by the Company. During January 2006, inventories valued at $694,993 were written-off against the provision for inventory obsolescence.

NOTE 7  NOTE PAYABLE

Note payable at March 31, 2006 consisted of the following:

Note payable to a financial institution, unsecured, interest free and due on demand.	$756,250

Note payable is due to a PRC provincial government financial institution who made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand.  Imputed interest is charged at 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $11,343 for the three months ended March 31, 2006.

NOTE 8  RELATED PARTY TRANSACTIONS

In December 2005, the Company placed a deposit of $525,675 to a related company for the purchase of cactus plants. The purchase of cactus plants was subsequently cancelled and the deposit was repaid by the related company in March 2006.

NOTE 9  CONCENTRATIONS AND RISKS

During 2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

Item 2. Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of May 15, 2006, the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

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

These documents included a Stock Purchase Agreement, pursuant to which InvestNet issued 30,000,000 shares to a stockholder of BVI China Kangtai for $300,000. Additionally, InvestNet entered into an Agreement and Plan of Reorganization, pursuant to which the stockholders of BVI China Kangtai exchanged 12% of BVI China Kangtai’s outstanding shares for 110,130,615 shares of InvestNet.  Additionally, InvestNet issued the Convertible Note to BVI China Kangtai or its designees in the amount of $8,070,000 plus accrued interest at a rate of 5% per annum or convertible at the option of the holder(s) in the event that InvestNet effected a one for seventy reverse split of InvestNet’s common stock into the remaining 88% of the outstanding shares of BVI China Kangtai.  The Company effected a one for seventy reverse split of all of its outstanding shares of Common Stock and changed its name (to “China Kangtai Cactus Bio-Tech Inc.”) and trading symbol (to “CKGT”) on August 25, 2005.  The holders of the Convertible Note converted the Convertible Note on August 26, 2005 into 14,248,395 shares of Common Stock of the Company.  As the result of the share exchange and conversion of the Convertible Note, the Company completed a “reverse merger transaction” whereby InvestNet acquired 100% of BVI China Kangtai, which wholly owns Harbin Hainan Kangda.  Harbin Hainan Kangda is presently our main operating subsidiary.  Harbin Hainan Kangda is in the business of farming, selling and producing cacti and cactus related products in the PRC as more fully described below.  In connection with the “reverse merger transaction”, we completely sold all the Company’s real time software and IT solutions operations by selling all of the stock held by the Company in its prior wholly owned subsidiaries, Champion Agents Limited (which wholly owned DSI Computer Technology Company Limited) and Interchance Limited to V-Capital Limited, a Republic of Mauritius corporation which is controlled by a former director of InvestNet.

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

Business Background

The Company, through its main operating subsidiary, Harbin Hainan Kangda, is principally engaged in the production, R&D, sales and marketing of products derived from cacti. The Company’s product lines include cactus nutriceuticals, cactus nutritional food and a variety of beverages derived from cacti.

The Company has established over 460 acres of cactus-farming bases in the Hainan, Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti, Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen Cacti are used by the Company to produce cactus fruit drinks and nutraceutical products and Mexican Milpa-Alta is predominantly used by the Company to produce cactus nutritional food products. The Company’s annual production capability of cactus fruit and edible cactus is 210 tons and 72,000 tons respectively. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

The Company has entered into co-operative processing agreements with Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory dated March 10th, 2004. The Company has renewed these contracts on March 10, 2006. Pursuant to these contracts, the Company provides the raw materials, the quality control guidelines and the technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide certain other materials, the processing facilities and the labor. The Company inspects all of the final products produced under these co-operative processing arrangements.

Also, the Company has entered into co-operative production agreements with two nutraceutical producers, Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HusLan Dairy Factory. Pursuant to these contracts, the Company provides the raw materials, the technical support and the quality control guidelines while the processors (Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HusLan Dairy Factory) provide the labor and the production facilities.

Cacti have been proven to contain the following elements:

1.               Protein and amino acids;

2.               Organic fat;

3.               Carbohydrates;

4.               Vitamins;

5.               Microelements; and

6.               Organic acids.

The Company’s nutraceutical products containing cactus extracts include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule, and Cactus Shuxin.

Cactus Protein Nutrient

Cactus Protein Nutrient is produced with Yu lotus, a protein and agglomerate element. It has been proven to be effective on stomachaches, tardiness gastritis, digestibility canker and duodenum canker.

Cactus Calcium Peptide Soft Capsule

Cactus Calcium Peptide Soft Capsule is made of cactus, and contains active albumen peptide of soybean and liquid calcium. It has the following characteristics:

A)                                  several nutritional components including, protein, vitamins A,B,C, and amber acid that can be easily absorbed; and

B)                                    it contains an albumen peptide of soybean which can enhance the absorption of calcium, phosphor and other mineral elements, consequently raising the calcium in the body and fighting fatigue.

Cactus Shuxin Capsule

Cactus Shuxin Capsule is made with cactus and hawthorn extracts. It has been proven to have an effect on raising the flow capacity of coronary artery blood, alleviating drowsiness and improving red blood cell’s oxygen carrying capability.

The Company’s revenue generated from sales of nutraceutical products was $1,764,917 for the three months ended March 31, 2006.

The Company also entered co-operative production agreements on March 10, 2004, and renewed such contracts on March 10, 2006, with Shandong Tsingtao Beer Inc. Acheng Branch, Harbin Subsidiary to jointly produce cactus beer. Pursuant to these agreements, the Company provides the raw materials, the recipes, the technical support and the quality control guidelines. Shandong Tsingtao Beer Inc. Acheng Branch provides the labor and the processing facilities. While producing and brewing the cactus beer, Shandong Tsingtao Beer Inc. Acheng Branch strictly follows the Company’s guidelines and instructions. The Company has also established its own cactus beverage and fruit wine production facility located in Harbin, China. At this facility, the Company produces a variety of cactus beverages including cactus beer, cactus fruit wine (including the brand name (Overlord Scourge Flower Imperial Wine), cactus beverage and cactus fruit drink.

The revenue generated from sales of cactus food, beverage and wine was $1,807,769 for the three months ended March 31, 2006.

The Company has established its own R&D institution called the Sino-Mexico Cactus Institution, which is located in Harbin, China. The Sino-Mexico Cactus Institution has been certified by the Heilongjiang Science & Technology Committee. The Company has independently developed many patented cactus-based nutraceutical and nutritional food and drinks.

The Company has established a domestic distribution network including approximately 200 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company also distributes through agents in Shenzhen, Dalian, Heilongjiang, Beijing, Hunan, and Hubei cities and provinces in China. The Company has signed a two-year distribution contact with Harbin Shengtai Pharmacy which will expire on December 31, 2006. Pursuant to this agreement, the Company distributes cactus dry powder to Harbin Shengtai Pharmacy and Harbin Shengtai Pharmacy uses the cactus dry powder as a raw material to develop medicine.

During the first quarter of 2006, in order to reduce Company costs in northern China, the Company decided to terminate its leases for the Northern Cactus Farming Base. It did so pursuant to several Termination of Lease Agreements with the lessors of the Northern Cactus Farming Base. Most of the cactus plants have and will be transferred to the Company’s Southern Cactus Farming Base pursuant to several Greenhouse Transfer Agreements the Company entered into. Consequently, the Company received $964,250 refund for advanced payments it had made under these leases.

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

Consolidated Results of Operations

For the three month quarterly periods ended March 31, 2006 and March 31, 2005

For the three months ended March 31, 2006, revenues increased by $1,544,453 or 76.15% to $3,572,686 from $2,028,233 as compared to the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are have been more effectively marketed and as a result better accepted by the China market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the three months ended March 31, 2006, cost of sales increased by $620,369 or 46.96% to $1,941,552 from $1,321,183, as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was an increase of marketing related expenditures and costs.

For the three months ended March 31, 2006, selling and distribution expenses decreased by $21,234 or 18.85% to $91,434 from $112,668 as compared to the corresponding period of the prior year.  The decrease of selling and distribution expenses was primarily attributable to the Company’s streamlining of its operating team and sales forces, plus its allocation of sales and distribution expenses to the regional sales agent companies in different provinces of China.

For the three months ended March 31, 2006, general and administrative expenses decreased by $44,688 or 45.45% to $53,630 from $98,318 as compared to the corresponding period of the prior year.  The primary factor for the decrease was the Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc.

For the three months ended March 31, 2006, professional fees increased by $20,593 or 148.27% to $34,482 from $13,889 as compared to the corresponding period of the prior year.  The increase was mainly due to the increase of legal fees, transfer agent fees and auditors’ fees and added printing fees for the Company to fulfill its requirements as a public company.

For the three months ended March 31, 2006, net income increased by $869,921 or 184.20%, to $1,342,203 from $472,282 as compared to the corresponding period of the prior year.  The increase was primarily due to 1) the Company more effectively marketing its products and an increased acceptance by the Company’s China market customers; and 2) the decrease in the Company’s cost of sales, distribution, management and operation.

Liquidity and Capital Resources –March 31, 2006

Operating.  For the three month period ended March 31, 2006, the Company’s operations utilized cash resources of $484,793 as compared to utilizing cash resources of $621,566 for the three month period ended March 31, 2005, a decrease of $136,773 or approximately 22%.  The decrease was mainly due to the decrease of accounts receivable.

Investing and financing.  For the three month period ended March 31, 2006, the Company’s investing and financing activities generated cash resources of $660,500 as compared to generating cash resources totaling $537,465 for the three month period ended March 31, 2005, an increase of $123,035 or 22.89%.  The increase was mainly due to the refund from the termination of the Company’s leases of its Northern Cactus Farming Base in order to reduce the cost of operations in northern China. The total refund amount was $964,250.

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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, the Company is not a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index.

(b)  Reports on Form 8-K:

None in reporting period.

EXHIBIT INDEX

Exhibit No.	Description

3(i)a	Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

3(i)b	Amended Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003).

3(i)c	Amended and Restated Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003).

3(ii)	Bylaws (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).

10.1	Contract of Termination of Lease, dated January 10, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City.

10.2	Contract of Termination of Lease, dated January 18, 2006, by and between the Company and Lindian Cactus Farming Base.

10.3	Contract of Termination of Lease, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park.

10.4	Contract of Termination of Lease, dated January 13, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base.

10.5	Contract of Termination of Lease, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base.

10.6	Contract of Termination of Lease, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base.

10.7	Contract of Termination of Lease, dated January 5, 2006, by and between the Company and the Dalian River Planting Base.

10.8	Contract of Termination of Lease, dated January 23, 2006, by and between the Company and the Wanbao Planting Base.

10.9	Transfer Agreement for Greenhouse, dated January 13, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City.

10.10	Transfer Agreement for Greenhouse, dated January 18, 2006, by and between the Company and the Lindian Cactus Farming Base.

10.11	Transfer Agreement for Greenhouse, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park.

10.12	Transfer Agreement for Greenhouse, dated January 11, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base.

10.13	Transfer Agreement for Greenhouse, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base.

10.14	Transfer Agreement for Greenhouse, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base.

10.15	Transfer Agreement for Greenhouse, dated January 5, 2006, by and between the Company and the Dalian River Planting Base.

10.16	Transfer Agreement for Greenhouse, dated January 23, 2006, by and between the Company and the Wanbao Planting Base.

10.17	Transfer Agreement for Greenhouse, dated January 24, 2006, by and between the Company and the Daqing Ranghulu Hi-tech Zone.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: May 15, 2006	By:	/s/ JINJIANG WANG
JINJIANG WANG President, Chief Executive Officer, Director and Principal Executive Officer

Date: May 15, 2006	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer