Form 10QSB
period 2006-06-30
China Kangtai Cactus Bio-tech, Inc.
filed 2006-08-21
CIK 1017699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2006

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

CHINA KANGTAI CACTUS BIO-TECH INC.

(Name of small business issuer in its charter)

Nevada	87-0650263
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

No. 99 Taibei Road Limin Economy and Technology Developing District

Harbin, P. R. C. ZipCode: 150025

(Address of principal executive offices)

(86) 451-57351189 ext 126

Registrant’s Telephone Number, Including International Code and Area Code:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of August 17, 2006, the issuer had outstanding 17,739,625 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

CHINA KANGTAI CACTUS BIO-TECH INC.

FORM 10-QSB

June 30, 2006

INDEX

Part I—FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

CONDENSED CONSOLIDATED BALANCE SHEET

3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)  5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)  9

Item 2. Management’s Discussion and Analysis or Plan of Operation

15

Item 3.  Controls and Procedures.

21

PART II – OTHER INFORMATION

22

Item 1.  Legal Proceedings

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.  Defaults upon Senior Securities

22

Item 4. Submission of Matters to a Vote of Security Holders

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

25

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,361,998
Accounts receivable, net of allowances	706,574
Inventories, net	7,441,503
Other receivables and prepaid expenses	20,079
Total Current Assets	9,530,154

PROPERTY AND EQUIPMENT, NET	3,454,939

OTHER ASSETS
Goodwill	132,091
Intangible assets, net	680,999
Land use rights, net	1,115,874
TOTAL ASSETS	$14,914,057

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$87,500
Other payables and accrued liabilities	182,805
Note payable	756,250
Other taxes payable	42,358
Value added tax payable	86,588
Total Current Liabilities	1,155,501

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 200,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
17,739,625 shares issued and outstanding as of June 30, 2006	17,739

Additional paid-in capital	6,535,189
Retained earnings
Unappropriated	5,960,558
Appropriated	885,137
Accumulated other comprehensive income	359,933
Total Stockholders' Equity	13,758,556

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,914,057

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

NET SALES	$4,322,610	$1,706,901	$7,895,296	$3,735,134

COST OF SALES	(2,828,415)	(1,107,178)	(4,769,967)	(2,428,361)

GROSS PROFIT	1,494,195	599,723	3,125,329	1,306,773

OPERATING EXPENSES
Selling expenses	47,508	40,775	138,942	153,443
General and administrative expenses	68,982	346,539	122,612	444,857
Stock bonuses	973,400	-	973,400	-
Stock issued for services	9,300	-	9,300	-
Professional fees	81,614	50,793	116,096	64,682
Depreciation	15,526	5,332	31,052	10,664
Amortization of land use rights	3,016	302	6,031	604
Amortization of intangible assets	29,250	28,262	58,500	56,522
Total Operating Expenses	1,228,596	472,003	1,455,933	730,772

INCOME FROM OPERATIONS	265,599	127,720	1,669,396	576,001

OTHER INCOME (EXPENSES)

Government grant	-	-	-	24,155
Interest income	86	164	159	201
Other income	56,985	558	57,055	558
Imputed interest	(11,345)	-	(22,688)	-
Loss on disposals of property and equipment	(119)	-	(43,190)	-
Other expenses	(1,249)	(29)	(8,572)	(220)
Total Other (Expenses) Income, net	44,358	693	(17,236)	24,694

INCOME BEFORE TAXES	309,957	128,413	1,652,160	600,695

INCOME TAX EXPENSE	-	-	-	-

NET INCOME	309,957	128,413	1,652,160	600,695

OTHER COMPREHENSIVE INCOME
Foreign currency translation gains	-	-	227,433	-

COMPREHENSIVE INCOME	$309,957	$128,413	$1,879,593	$600,695

Net income per share-basic and diluted	$0.02	$0.01	$0.10	$0.04

Weighted average number of shares outstanding during the period-
basic and diluted	17,137,325	15,821,690	17,137,325	15,821,690

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,652,160	$600,695
Adjusted to reconcile net income to cash provided by (used in)
operating activities:
Depreciation - cost of sales	81,460	157,295
Depreciation - operating expenses	31,052	10,664
Amortization of land use rights	6,031	604
Amortization of intangible assets	58,500	56,522
Stock bonuses	973,400
Stock issued for services	9,300	300,000
Loss on disposals of property and equipment	43,071	-
Imputed interest	22,688	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	206,589	78,201
Inventories	(2,456,210)	(1,859,200)
Other receivables and prepaid expenses	823,434	(1,148)
Increase (decrease) in:
Accounts payable	(33,789)	(77,845)
Other payables and accrued liabilities	6,006	(66,201)
Other taxes payable	(179,912)	14,719

Value added tax payable	16,582	210,412
Net cash provided by (used in) operating activities	1,260,362	(575,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash outflow from business combination (Note 4)	(1,473,665)	-
Proceeds from disposals of property and equipment	964,250	-
Purchase of property and equipment	(27,774)	-
Purchase of land use rights	(303,750)	(809)
Net cash used in investing activities	(840,939)	(809)

CASH FLOWS FROM FINANCING ACTIVITIES
Due from a related company	-	603,865
Due from stockholders	-	(366,400)
Net cash (used in) provided by financing activities	-	237,465

EFFECT OF EXCHANGE RATE ON CASH	54,938	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	474,361	(338,626)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	887,637	701,234

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,361,998	$362,608

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 2   ORGANIZATION – continued

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

On June 26, 2006, the Company acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd (Taishan Kangda), a PRC company with limited liability previously owned by two stockholders for $1,475,000 in cash. Taishan Kangda has not yet commenced business operations but owns a piece of land of approximately 240,000 square metres in Guangdong Taishan used for growing cactus and a factory property.

On August 25, 2005, InvestNet changed its name to China Kangtai Cactus Bio-Tech Inc.

Accordingly, the financial statements include the following:

(1)

The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 2   ORGANIZATION – continued

(2)

The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter referred to as (the “Company”).

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for 2006 include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda.

The accompanying unaudited condensed consolidated financial statements for 2005 include the financial statements of US China Kangtai and its 100% owned subsidiary, BVI China Kangtai and Harbin Hainan Kangda.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4   BUSINESS COMBINATION

Pursuant to an agreement dated June 26, 2006, the Company acquired 100% equity interest in Taishan Kangda which was previously owned by two stockholders for $1,475,000 in cash. Taishan Kangda has not yet commenced business operations but owns a piece of land of approximately 240,000 square metres in Guangdong Taishan used for growing cactus and a factory property.

The preliminary allocation of the net assets acquired is as follows:

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 4   BUSINESS COMBINATION – continued

Cash and cash equivalents	$1,335
Inventories	639,031

Total current assets	640,366

Property and equipment, net	80,370
Land use rights	633,048
Total assets	1,353,784
Less: Other payables and accrued liabilities	(10,875)

Net assets acquired	1,342,909

Consideration for acquisition	1,475,000

Goodwill	$132,091

Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:

Cash consideration paid	$1,475,000
Less: cash and cash equivalents acquired	(1,335)

Net cash inflow	$1,473,665

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 4   BUSINESS COMBINATION – continued

The acquisition of Taishan Kangda was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Taishan Kangda have been included in the consolidated statements of operation and comprehensive income after June 26, 2006.

The unaudited pro forma combined results of operations for the three and six months ended June 30, 2006 and 2005, assuming the acquisition had occurred at the beginning of 2005 is not presented as Taishan Kangda has not commenced operation since incorporation.

NOTE 5   INVENTORIES

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

The Company provided for inventory allowances based on excess and obsolete inventories determined principally by customer demand.

Inventories at June 30, 2006 consisted of the following:

Cactus stock	$5,263,838
Other raw materials	1,023,309
Work-in-progress	697,818
Finished goods	486,049
7,471,014
Less: provision for obsolescence	(29,511)
$7,441,503

For the six months ended June 30, 2006 and 2005, no provision for obsolete inventories was recorded by the Company. During January 2006, inventories valued at $694,993 were written-off against the provision for inventory obsolescence.

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 6    SEGMENTS

The Company operates in only one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and cactus powder to pharmaceutical companies for use in medical products.

NOTE 7     NOTE PAYABLE

Note payable at June 30, 2006 consisted of the following:

Note payable to a financial institution, unsecured, interest free
and due on demand.	$756,250

Note payable is due to a PRC provincial government financial institution who made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand.  Imputed interest is charged at 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $11,345 and $22,688 for the three and six months ended June 30, 2006 respectively.

NOTE 8  RELATED PARTY TRANSACTIONS

Pursuant to an agreement dated June 26, 2006, the Company acquired 100% equity interest in Taishan Kangda which was previously owned by two stockholders for $1,475,000 in cash.

NOTE 9 CONCENTRATIONS AND RISKS

During 2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

NOTE 10  STOCKHOLDERS’ EQUIPTY

    (A)

Stock issuances

In June 2006, the Company issued 628,000 shares of common stock having a fair value of $973,400 to fifteen staff as stock bonuses.

In June 2006, the Company issued 6,000 shares of common stock having a fair value of $9,300 to a consultant for services provided.

Item 2.

 Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of August, 2006; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

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

The Company has established over 520 acres of cactus-farming bases in the Hainan, Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti, Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen Cacti are used by the Company to produce cactus fruit drinks and nutraceutical products and Mexican Milpa-Alta is predominantly used by the Company to produce cactus nutritional food products. The Company’s annual production capability of cactus fruit and edible cactus is 250 tons and 78,000 tons respectively. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

The Company has entered into co-operative processing agreements with Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory dated March 10th, 2004. The Company has renewed these agreements on March 10, 2006. Pursuant to these agreements, the Company provides the raw materials, the quality control guidelines and the technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide certain other materials, the processing facilities and the labor. The Company inspects all of the final products produced under these co-operative processing arrangements.

Also, the Company has entered into co-operative production agreements with two nutraceutical producers, Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HusLan Dairy Factory. Pursuant to these agreements, the Company provides the raw materials, the technical support and the quality control guidelines while the processors (Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HusLan Dairy Factory) provide the labor and the production facilities.

Cacti have been proven to contain the following nutritional elements: protein and amino acids; organic fat; carbohydrates; vitamins; microelements; and organic acids.

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

The Company has established a domestic distribution network including approximately 220 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company also distributes through agents in Shenzhen, Dalian, Heilongjiang, Beijing, Hunan, and Hubei cities and provinces in China. The Company has signed a two-year distribution agreement with Harbin Shengtai Pharmacy which will expire on December 31, 2006. Pursuant to this agreement, the Company distributes cactus dry powder to Harbin Shengtai Pharmacy who uses the cactus dry powder as a raw material to develop medicine.

Plan of Operations

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

Consolidated Results of Operations

The three-month period ended June 30, 2006 as compared to the three months ended June 30, 2005

For the three months ended June 30, 2006, revenues increased by $2,615,709 or 153% to $ 4,322,610 from $1,706,901 as compared to the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are having been more effectively marketed and as a result better accepted by the China market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the three months ended June 30, 2006, cost of sales increased by $1,721,237 or 155% to $2,828,415 from $1,107,178, as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was an increase of marketing related expenditures and costs.

For the three months ended June 30, 2006, operating expenses increased by $756,593, or approximately 160% to $1,228,596, as compared to $472,003 for the three months ended June 30, 2005.  This increase was the result of several factors, the most significant of which was non-cash expense of $973,400 incurred during the period ended June 30, 2006 for stock bonuses awarded to15 employees who made significant contributions to the company. The company had not recorded any expenses for award of stock during the three months ended June 30, 2005. Selling and distribution expenses increased by $6,733 or 16.5% to $47,508 from $40,775 as compared to the corresponding period of the prior year and professional fees increased by $30,821 or 61% to $81,614 from $50,793 as compared to the corresponding period of the prior year.  The increase of selling and distribution expenses was primarily attributable to the Company’s expansion of its operating team and sales forces and the increase in professional expenses was mainly due to the increase of legal fees, transfer agent fees and auditors’ fees and added printing fees for the Company to fulfill its obligations as a public company.

These increases in various components of operating expenses were offset by a decrease in general and administrative expenses. For the three months ended June 30, 2006, general and administrative expenses decreased by $277,557or 80% to $68,982 from $346,539 as compared to the corresponding period of the prior year.  The primary factor for the decrease was the Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc.

For the three months ended June 30, 2006, net income increased by $181,544 or 141%, from to $309,957 from $128,413 for the corresponding period of the prior year. The increase was primarily due to 1) the Company more effectively marketing its products and an increased acceptance by the Company’s domestic market customers; and 2) the decrease in the Company’s cost of sales, distribution, management and operation.

For the three months ended June 30, 2006, other income increased from $558 to $56,985, or 10,112%. This large, non-recurring increase was mainly due to sales of packaging materials and some non major products raw materials which were overstocked.

The six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005

For the six months ended June 30, 2006, revenues increased by $4,160,162 or 111% to $ 7,895,296 from $3,735,134 as compared to the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are having been more effectively marketed and as a result better accepted by the domestic market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the six months ended June 30, 2006, cost of sales increased by $2,341,606 or 96% to $4,769,967 from $2,428,361 as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was an increase of marketing related expenditure and costs.

For the six months ended June 30, 2006, selling and distribution expenses decreased by $14,501 or 9% to $138,942 from $153,443 as compared to the corresponding period of the prior year.  The decrease of selling and distribution expenses was primarily attributable to the Company’s streamlining of its operating team and sales forces, plus its allocation of sales and distribution expenses to the regional sales agent companies in different provinces of China.

For the six months ended June 30, 2006, general and administrative expenses decreased by $322,245 or 72% to $122,612 from $444,857 as compared to the corresponding period of the prior year.  The primary factor for the decrease was the Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc.

For the six months ended June 30, 2006, professional fees increased by $51,414 or 79% to

$116,096 from $64,682 as compared to the corresponding period of the prior year.  The increase was mainly due to the increase of legal fees, transfer agent fees and auditors’ fees and added printing fees for the Company to fulfill its obligations as a public company.

For the six months ended June 30, 2006, net income increased by $1,051,465 or 175%, to

$1,652,160 from $600,695 for the corresponding period of the prior year.  The increase was primarily due to 1) the Company more effectively marketing its products and an increased acceptance by the Company’s domestic market customers; and 2) the decrease in the Company’s cost of sales, distribution, management and operation.

Liquidity and Capital Resources –June 30, 2006

Operating.  For the six month period ended June 30, 2006, the Company’s operations generated cash resources of $1,260,362 as compared to utilizing cash resources of $575,282 for the six month period ended June 30, 2005, an increase of $1,835,644 or approximately 319.1%.  The increase was mainly due to an increase in net income, other payables, and a decrease in account receivables.

Investing and financing.  For the six month period ended June 30, 2006, the Company’s investing and financing activities used cash resources of $840,939 as compared to generating cash resources totaling $236,656 for the six month period ended June 30, 2005, an decrease of $1,077,595 or 455%.  The decrease was mainly due to Company’s acquisition of Taishan Kangda.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company’s financial condition or results of operations.

Item 3.  Controls and Procedures.

As of the date of filing of this report on Form 10QSB, management had not completed the required evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the June 30, 2006 fiscal quarter.  As a result, management is not currently able to provide the required report as to its conclusions regarding the effectiveness of the Company’s disclosure controls and procedures to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.  Management intends to perform the required evaluation as soon as reasonably possible and to file an amended report on Form 10QSB to report its conclusions regarding the effectiveness of the Company’s disclosure controls and procedures for the June 30, 2006, fiscal quarter.

On June 29, 2006, the Company filed a report on Form 8-K to report its acquisition of Taishan Kangda Cactus Hygienical Food Co., Ltd., for $1.475 million cash.  In the initial report on Form 8-K, the Company did not disclose that the acquisition was a related-party transaction and that the terms of the transaction were not based upon arm’s length negotiations.  On August 7, 2006, the Company filed an amended report on Form 8-K/A to provide disclosure of the fact that the acquisition of Taishan Kangda was a related party transaction.

There was no change in our internal control over financial reporting during our second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)

Exhibits.

EXHIBIT INDEX

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

10.1

Contract of Termination of Lease, dated January 10, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.2

Contract of Termination of Lease, dated January 18, 2006, by and between the Company and Lindian Cactus Farming Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.3

Contract of Termination of Lease, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.4

Contract of Termination of Lease, dated January 13, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.5

Contract of Termination of Lease, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.6

Contract of Termination of Lease, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.7

Contract of Termination of Lease, dated January 5, 2006, by and between the Company and the Dalian River Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.8

Contract of Termination of Lease, dated January 23, 2006, by and between the Company and the Wanbao Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.9

Transfer Agreement for Greenhouse, dated January 13, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City(incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.10	Transfer Agreement for Greenhouse, dated January 18, 2006, by and between the Company and the Lindian Cactus Farming Base.

10.11

Transfer Agreement for Greenhouse, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park(incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.12

Transfer Agreement for Greenhouse, dated January 11, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.13

Transfer Agreement for Greenhouse, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.14

Transfer Agreement for Greenhouse, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.15

Transfer Agreement for Greenhouse, dated January 5, 2006, by and between the Company and the Dalian River Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.16

Transfer Agreement for Greenhouse, dated January 23, 2006, by and between the Company and the Wanbao Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.17

Transfer Agreement for Greenhouse, dated January 24, 2006, by and between the Company and the Daqing Ranghulu Hi-tech Zone (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: August 21, 2006	By:	/s/ JINJIANG WANG
JINJIANG WANG President, Chief Executive Officer, Director and Principal Executive Officer

Date: August 21, 2006	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer