Form 10QSB/A
period 2006-06-30
China Kangtai Cactus Bio-tech, Inc.
filed 2006-10-23
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-QSB
June 30, 2006

EXPLANATORY NOTE: This amended report on Form 10QSB/A is being filed for the purpose of amending the disclosures regarding Controls and Procedures contained in Part I, Item 3. This Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing. The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

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

The accompanying notes are an integral part of these unaudited condensed financial statements

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

NET SALES	$4,322,610	1,706,901	$7,895,296	$3,735,134

COST OF SALES	(2,828,415)	(1,107,178)	(4,769,967)	(2,428,361)

GROSS PROFIT	1,494,195	599,723	3,125,329	1,306,773

OPERATING EXPENSES
Selling expenses	47,508	40,775	138,942	153,443
General and administrative expenses	68,982	346,539	122,612	444,857
Stock bonuses	973,400	-	973,400	-
Stock issued for services	9,300	-	9,300	-
Professional fees	81,614	50,793	116,096	64,682
Depreciation	15,526	5,332	31,052	10,664
Amortization of land use rights	3,016	302	6,031	604
Amortization of intangible assets	29,250	28,262	58,500	56,522
Total Operating Expenses	1,228,596	472,003	1,455,933	730,772

INCOME FROM OPERATIONS	265,599	127,720	1,669,396	576,001

OTHER INCOME (EXPENSES)
Government grant	-	-	-	24,155
Interest income	86	164	159	201
Other income	56,985	558	57,055	558
Imputed interest	(11,345)	-	(22,688)	-
Loss on disposals of property and equipment	(119)	-	(43,190)	-
Other expenses	(1,249)	(29)	(8,572)	(220)
Total Other (Expenses) Income, net	44,358	693	(17,236)	24,694

INCOME BEFORE TAXES	309,957	128,413	1,652,160	600,695

INCOME TAX EXPENSE	-	-	-	-

NET INCOME	309,957	128,413	1,652,160	600,695

OTHER COMPREHENSIVE INCOME
Foreign currency translation gains	-	-	227,433	-

COMPREHENSIVE INCOME	$309,957	$128,413	$1,879,593	$600,695

Net income per share-basic and diluted	$0.02	$0.01	$0.10	$0.04

Weighted average number of shares outstanding during the period-
basic and diluted	17,137,325	15,821,690	17,137,325	15,821,690

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

NOTE 2 ORGANIZATION - continued

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

NOTE 2 ORGANIZATION - continued

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

- -

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 4 BUSINESS COMBINATION - continued

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

NOTE 4 BUSINESS COMBINATION - continued

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of August 21, 2006; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

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

For the three months ended June 30, 2006, operating expenses increased by $756,593, or approximately 160% to $1,228,596, as compared to $472,003 for the three months ended June 30, 2005. This increase was the result of several factors, the most significant of which was non-cash expense of $973,400 incurred during the period ended June 30, 2006 for stock bonuses awarded to15 employees who made significant contributions to the company. The company had not recorded any expenses for award of stock during the three months ended June 30, 2005. Selling and distribution expenses increased by $6,733 or 16.5% to $47,508 from $40,775 as compared to the corresponding period of the prior year and professional fees increased by $30,821 or 61% to $81,614 from $50,793 as compared to the corresponding period of the prior year.  The increase of selling and distribution expenses was primarily attributable to the Company’s expansion of its operating team and sales forces and the increase in professional expenses was mainly due to the increase of legal fees, transfer agent fees and auditors’ fees and added printing fees for the Company to fulfill its obligations as a public company..

These increases in various components of operating expenses were offset by a decrease in general and administrative expenses. For the three months ended June 30, 2006, general and administrative expenses decreased by $277,557 or 80% to $68,982 from $346,539 as compared to the corresponding period of the prior year.  The primary factor for the decrease was the Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc.

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

Liquidity and Capital Resources -June 30, 2006

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

Item 3.  Controls and Procedures.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures which are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company has established and is maintaining such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

On June 29, 2006, the Company filed a report on Form 8-K to report its acquisition of Taishan Kangda Cactus Hygienical Food Co., Ltd., for $1.475 million cash. In the initial report on Form 8-K, the Company did not disclose that the acquisition was a related-party transaction and that the terms of the transaction were not based upon arm’s length negotiations. On August 7, 2006, the Company filed an amended report on Form 8-K/A to provide disclosure of the fact that the acquisition of Taishan Kangda was a related party transaction. Based on the foregoing, Chengzhi Wang, the Company's General Manager, who performs functions similar to those of a principal executive officer, and Hong Bu, the Company’s Chief Financial Officer, concluded that as of June 30, 2006, a material weakness existed in the Company’s internal control over financial reporting. The material weakness in internal control over financial reporting related to problems in translating documents and information written in Chinese into English for purposes of filing reports. The Company has implemented procedures for review of translated documents in order to remedy this weakness.

Subsequent to the end of the period covered by this report and prior to the filing of this amended report on Form 10-QSB/A, we carried out an evaluation, under the supervision and with the participation of Chengzhi Wang, the Company's General Manager, who performs functions similar to those of a principal executive officer, and Hong Bu, the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our general manager and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our general manager and principal accounting officer also concluded that our disclosure controls and procedures were effective as of the date of filing this report on Form 10-QAB/A for the period ended June 30, 2006, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to the end of the period covered by this report, and prior to the filing of this amended report on Form 10-QSB/A, the Company revised its internal control process in order to (i) provide for maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and (iii) and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on its financial statements.

PART II - OTHER INFORMATION

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: October 23, 2006	By:	/s/ JINJIANG WANG
JINJIANG WANG President, Chief Executive Officer, Director and Principal Executive Officer

Date: October 23, 2006	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer