Form 10QSB
period 2006-09-30
China Kangtai Cactus Bio-tech, Inc.
filed 2006-11-14
CIK 1017699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of November 13, 2006, the issuer had outstanding 17,739,625 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

CHINA KANGTAI CACTUS BIO-TECH INC.

FORM 10-QSB

September 30, 2006

INDEX

>Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

		September 30,	December 31,
		2006	2005
		(Unaudited)	(Audited)
	ASSETS
Current Assets
Cash and cash equivalents		$270,967	$887,637
Accounts receivable, net of allowance for doubtful accounts of $70,514 and $69,177, respectively		3,310,740	913,163
Accounts receivable from a related party		-	204,461
Inventories		7,156,534	4,346,262
Other receivables and prepaid expenses		10,526	113,377
Deposit paid to a related company		-	525,675
Total Current Assets		10,748,767	6,990,575

Property and Equipment, net of accumulated depreciation of $828,888 and $1,126,956, respectively		3,438,834	4,315,602

Other Assets
Intangible assets, net of accumulated amortization of $523,682 and $415,942 , respectively		658,580	714,493
Land use rights, net of accumulated amortization of $142,951 and $107,945, respectively		1,109,055	182,084
Total Assets		$15,955,236	$12,202,754

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable		$88,417	$121,289
Other payables and accrued liabilities		203,301	165,924
Notes payable		764,199	749,690
Taxes payable		-	292,276
Total current liabilities		1,055,917	1,329,179

Commitments and Contingencies		-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
none issued and outstanding		-	-

Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,105,625 shares, respectively	17,740	17,105
Additional paid-in capital	6,546,452	5,530,435
Retained earnings
Appropriated	6,350,347	885,137
Unappropriated	1,580,307	4,308,398
Accumulated other comprehensive income	404,473	132,500
Total stockholders' equity	14,899,319	10,873,575
Total Liabilities and Stockholders' Equity	$15,955,236	$12,202,754

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$4,203,998	$1,815,325	$12,099,294	$5,550,459

Cost of Sales	(2,946,130)	(1,228,510)	(7,716,097)	(3,656,871)

Gross Profit	1,257,868	586,815	4,383,197	1,893,588

Operating Expenses
Selling expenses	30,179	39,830	169,121	193,273
Stock-based compensation	-	-	982,700	-
Other general and administrative expenses	55,071	77,154	288,485	586,355
Depreciation	18,809	5,342	49,861	16,006
Amortization of land use rights	28,538	301	34,569	905
Amortization of intangible assets	29,046	28,261	87,546	84,783
Total operating expenses	161,643	150,888	1,612,282	881,322
Income from Operations	1,096,225	435,927	2,770,915	1,012,266

Other Income (Expenses)
Government grant	-	506	-	24,661
Interest income	(2)	66	157	267
Imputed interest	(11,264)	-	(33,952)	-
Total Other Income (Expenses)	(11,266)	572	(33,795)	24,928
Income before Income Taxes	1,084,959	436,499	2,737,120	1,037,194
Income Tax Expense	-	-	-	-
Net Income	1,084,959	436,499	2,737,120	1,037,194
Other Comprehensive Income
Foreign currency translation gain (loss)	44,540	100,763	271,973	100,763

Comprehensive Income	1,129,499	537,262	3,009,093	1,137,957

Net income per share
Basic and diluted	$0.06	$0.03	$0.16	$0.06

Weighted average number of common shares used to compute net income per share
Basic and Diluted	17,739,625	17,105,625	17,338,092	17,105,625

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Statements of Stockholders' Equity (Deficiency)
(Expressed in US Dollars)

	Common Stock $0.001 par value		Additional	Unappropriated	Appropriated	Accumulated other
			paid-in	retained	retained	comprehensive	Due to
	Shares	Amount	capital	earnings	earnings	income	stockholders	Total

Balance at December 31, 2003	15,821,690	$15,821	$4,686,738	$2,612,768	$459,474	$-	$440,580	$8,215,381
Contribution by stockholders	-	-	500,000	-	-	-	-	500,000
Repayment to stockholders	-	-	-	-	-	-	(374,180)	(374,180)
Net income for the year	-	-	-	1,325,802	-	-	-	1,325,802
Transfer of statutory and
staff welfare reserves	-	-	-	(236,708)	236,708	-	-	-
Balance at December 31, 2004	15,821,690	15,821	5,186,738	3,701,862	696,182	-	66,400	9,667,003
Stock issued in connection
with recapitalization	855,364	855	(855)	-	-	-	-	-
Stock issued for services	428,571	429	299,571	-	-	-	-	300,000
Repayment to stockholders	-	-	-	-	-	-	(66,400)	(66,400)
Imputed interest on note payable	-	-	44,981	-	-	-	-	44,981
Net income for the year	-	-	-	795,491	-	-	-	795,491
Transfer to statutory and
staff welfare reserves	-	-	-	(188,955)	188,955	-	-	-
Currency translation adjustment	-	-	-	-	-	132,500	-	132,500
Balance at December 31, 2005	17,105,625	17,105	5,530,435	4,308,398	885,137	132,500	-	10,873,575
Net income for the quarter				1,342,203				1,342,203
Imputed interest on note payable	-	-	11,343	-	-		-	11,343
Transfer to statutory and
staff welfare reserves	-	-	-		-	-	-	-
Currency translation adjustment	-	-	-	-	-	227,433	-	227,433
Balance at March 31, 2006	17,105,625	17,105	5,541,778	5,650,601	885,137	359,933	-	12,454,554
Net income for the quarter				309,957				309,957
Stock issued in connection
with stock bonus and services	634,000	635	982,065	-	-		-	982,700
Imputed interest on note payable	-	-	11,345	-	-		-	11,345
Transfer to statutory and
staff welfare reserves	-	-	-		-	-	-	-
Currency translation adjustment	-	-	-	-	-		-	-
Balance at June 30, 2006	17,739,625	17,740	6,535,188	5,960,558	885,137	359,933	-	13,758,556
Net income for the quarter				1,084,959				1,084,959

Imputed interest on note payable	-	-	11,264	-	-		-	11,264
Transfer to statutory and
staff welfare reserves	-	-	-	(695,170)	695,170	-	-	-
Currency translation adjustment	-	-	-	-	-	44,540	-	44,540
Balance at September 30, 2006	17,739,625	$17,740	$6,546,452	$6,350,347	$1,580,307	$404,473	$-	$14,899,319

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$2,737,120	$1,037,194
Adjustmens to reconcile net income
to net cash provided by (used for) operating activities
Foreign currency translation gain	271,973	100,763
Depreciation - cost of sales	115,778	235,953
Depreciation - operating expenses	49,861	101,694
Amortization of land use rights	34,569	-
Amortization of intangible assets	87,546	-
Loss on disposal of property and equipment	42,973
Stock bonuses	973,400	-
Stock issued for services	9,300	300,000
Imputed interest	33,952	-
Changes in operating assets and liabilities
Accounts receivable	(2,397,577)	66,068
Inventories	(2,171,241)	(1,520,838)
Other receivables and prepaid expenses	102,851	(3,804)
Accounts receivable - related party	204,461	-
Deposits paid - related party	525,675	-
Accounts payable	(32,872)	(76,124)
Other payables and accrued liabilities	26,502	(88,823)
Taxes payable	(292,276)	(595,506)
Net cash provided by (used for) operating activities	321,995	(443,423)
Cash Flows from Investing Activities
Net cash outflow from business combination (Note4)	(1,473,665)	-
Proceeds from disposals of property and equipment	964,250	-
Purchase of property and equipment	(27,774)	(1,788)
Purchase of land use rights	(303,750)	-
Net cash provided by (used for) investing activities	(840,939)	(1,788)
Cash Flows from Financing Activities
Due from a related party	-	845,411

Due from stockholders	-	(66,400)
Net cash provided by (used for) financing activities	-	779,011

Effect of exchange rate on cash	(97,726)	-
Increase (decrease) in cash and cash equivalents	(616,670)	333,800

Cash and cash equivalents, beginning of period	887,637	701,234

Cash and cash equivalents, end of period	$270,967	1,035,034

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the six months ended September 30, 2006 and 2005. The results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2. ORGANIZATION

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

On June 3, 2005, pursuant to an Agreement for Sales of Ownership, InvestNet sold its 100% owned subsidiaries, Champion Agents Limited and Interchance Limited, to a company controlled by a former director and stockholder. The sale consideration was for the purchaser to assume the liabilities of Champion Agents Limited, DSI Computer Technology Company Limited, a subsidiary of Champion Agents Limited and Interchance Limited.

On June 3, 2005, pursuant to a Stock Purchase Agreement, InvestNet issued 428,571 shares to a stockholder of BVI China Kangtai for $300,000. On the same date, InvestNet exchanged 12% of BVI China Kangtai’s outstanding shares for 1,573,295 shares of common stock, $0.001 par value ( the “Common Stock”), of InvestNet pursuant to an Agreement and Plan of Reorganization it had entered into on May 13, 2005 with the stockholders of BVI China Kangtai. In addition, the Agreement and Plan of Reorganization provided for InvestNet to issue a Convertible Promissory Note for $8,070,000 plus accrued interest at 5% per annum that was converted into 14,248,395 shares (post a one for seventy reverse split) of the Company’s Common Stock (the “Convertible Note”) for the remaining 88% of the outstanding shares of BVI China Kangtai on August 26, 2005. After a one for seventy reverse spilt of the Company’s outstanding Common Stock took place on August 25, 2005, the total number shares of the Company’s outstanding Common Stock was 2,857,230 shares, and after adding the 14,248,395 shares of Common Stock following conversion of the Convertible Note on August 26, 2005, the total outstanding shares of Common Stock of the Company (now US China Kangtai) was 17,105,625 shares.

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

On June 26, 2006 (see Note 4), US China Kangtai acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd (“Taishan Kangda”), a PRC company with limited liability previously owned by two stockholders, for $1,475,000 in cash. Taishan Kangda has not yet commenced business operations but owns a piece of land approximating 240,000 square metres in Guangdong Taishan used for growing cactus and a factory property.

Remove paragraphs

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter collectively referred to as the Company.

NOTE 3. PRINCIPLES OF CONSOLIDATION

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

All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4. BUSINESS COMBINATION

Pursuant to an agreement dated June 26, 2006, the Company acquired a 100% equity interest in Taishan Kangda which was previously owned by two stockholders for $1,475,000 in cash. Taishan Kangda has not yet commenced business operations but owns a piece of land approximating 240,000 square metres in Guangdong Taishan used for growing cactus and a factory property.

The allocation of the net assets acquired is as follows:

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

The acquisition of Taishan Kangda was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Taishan Kangda have been included in the consolidated statements of operations and comprehensive income after June 26, 2006.

The unaudited pro forma combined results of operations for the three and nine months ended September

30, 2006 and 2005, assuming the acquisition had occurred at the beginning of 2005 are not presented as Taishan Kangda did not have any operations from incorporation to the date of acquisition on June 26, 2006.

NOTE 5. INVENTORIES

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

The Company provides for inventory allowances for excess and obsolete inventories when appropriate.

Inventories at September 30, 2006 consisted of the following:

Cactus stock	$1,218,269
Other raw materials	499,537
Work-in-progress	4,770,019
Finished goods	668,709
7,156,534
Less: allowance for excess and obsolete inventories	-
$7,156,534

For the nine months ended September 30, 2006 and 2005, no provision for excess and obsolete inventories was recorded by the Company. During January 2006, inventories valued at $694,993 were written off against the allowance.

NOTE 6. SEGMENTS

The Company operates in only one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and cactus powder to pharmaceutical companies for use in medical products.

NOTE 7. NOTES PAYABLE

Note payable at September 30, 2006 consisted of the following:

Note payable to a financial institution, unsecured, interest free
and due on demand.	$764,199

The note payable is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is charged at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $11,264 and $33,952 for the three and nine months ended September 30, 2006 respectively.

NOTE 8.  CONCENTRATIONS AND RISKS

During 2006 and 2005, 100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers located in China.

NOTE 9.

STOCKHOLDERS’ EQUITY

(A)  Stock issuances

In June 2006 the Company issued 628,000 shares of common stock having a fair value of $973,400 to fifteen persons as stock bonuses.

In June 2006 the Company issued 6,000 shares of common stock having a fair value of $9,300 to a consultant for services provided.

Item 2.

 Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of November 2006; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

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

Also, the Company has entered into co-operative production agreements with two nutraceutical producers, Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HuaLan Dairy Factory. Pursuant to these agreements, the Company provides the raw materials, the technical support and the quality control guidelines while the processors (Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HuaLan Dairy Factory) provide the labor and the production facilities.

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

The Company has established its own R&D institution called the Sino-Mexico Cactus Institution, which is located in Harbin, China. The Sino-Mexico Cactus Institution has been certified by the Heilongjiang Science & Technology Committee. The Company has independently developed 33 kinds of patented cactus-based nutraceuticals and nutritional foods and drinks, by the end of September, 2006. Among them, there are 7 nutraceutical products, 9 beverage products, 8 packaged food products, 2 raw & intermediate material products, and 7 cosmetics & personal care products. Most products are in production and sold to the markets, some of them are yet to start production soon.

The Company has established a domestic distribution network including approximately 220 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company also distributes through agents in Shenzhen, Dalian, Beijing, Guangzhou, Chongqing cities, and Heilongjiang, Liaoning, Hunan, and Hubei provinces in China. The Company has signed a two-year distribution agreement with Harbin Shengtai Pharmacy which will expire on December 31, 2006. Pursuant to this agreement, the Company distributes cactus dry powder to Harbin Shengtai Pharmacy who uses the cactus dry powder as a raw material to develop medicine.

Plan of Operations

Based on past performance and current expectations, we believe that our cash and cash equivalents, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through at least the next 12 months. There are no transactions arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

Consolidated Results of Operations

The three-month period ended September 30, 2006 as compared to the three months ended September 30, 2005

For the three months ended September 30, 2006, revenues increased by $2,388,673 or 131.6% to $4,203,998 from $1,815,325 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are being more effectively marketed and as a result better accepted by the China market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the three months ended September 30, 2006, cost of sales increased by $1,717,620 or 139.8% to $2,946,130 from $1,228,510, as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was an increase of marketing related expenditures and costs.

For the three months ended September 30, 2006, operating expenses increased by $10,755, or approximately 7.1% to $161,643, as compared to $150,888 for the three months ended September 30, 2005.  This increase was the result of two factors: Depreciation expenses increased by $13,467 or 252.1% to $18,809 from $5,342 as compared to the corresponding period of the prior year and amortization of land use rights increased by $28,237 or 9381.1% to $28,538 from $301 as compared to the corresponding period of the prior year.  The increase of depreciation expenses was primarily attributable to the removal of a number of green houses in Company’s plantation bases and purchase of a couch bus for the employees transportation. The increase in amortization of land use right was mainly due to the new approvals of land use rights.

These increases in various components of operating expenses were offset by a decrease in selling expenses and general and administrative expenses. For the three months ended September 30, 2006, selling expenses decreased by $9,651, or 24.2% to $30,179 from $39,830 as compared to the corresponding period of the prior year. General and administrative expenses decreased by $$22,083 or 28.7% to $55,071 from $77,154 as compared to the corresponding period of the prior year.  The primary factors for the decreases were the Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc.

For the three months ended September 30, 2006, net income increased by $648,460 or 148.6%, to $1,084,959 from $436,499 for the corresponding period of the prior year. The increase was primarily due to 1) the Company more effectively marketing its products and an increased acceptance by the Company’s domestic market customers; and 2) the decrease in the Company’s cost of sales, distribution, management and operation.

For the three months ended September 30, 2006, other income decreased by $11,838 from $572 to $(11,266), or 2069.6%. This large, non-recurring increase was mainly due to imputed interest expenses.

The nine month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005

For the nine months ended September 30, 2006, revenues increased by $6,548,835 or 118% to

$12,099,294 from $5,550,459 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are being more effectively marketed and as a result better accepted by the domestic market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the nine months ended September 30, 2006, cost of sales increased by $4,059,226or 111% to $7,716,097 from $3,656,871 as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was an increase of marketing related expenditure and costs.

For the nine months ended September 30, 2006, selling and distribution expenses decreased by $24,152 or 12.5% to $169,121 from $193,273 as compared to the corresponding period of the prior year.  The decrease of selling and distribution expenses was primarily attributable to the Company’s streamlining of its operating team and sales forces, plus its allocation of sales and distribution expenses to the regional sales agent companies in different provinces of China.

For the nine months ended September 30, 2006, general and administrative expenses decreased by $297,870 or 50.8% to $288,485 from $586,355 as compared to the corresponding period of the prior year.  The primary factor for the decrease was Company’s streamlining of its operating team and Company’s reducing expenses on general and administrative items.

For the nine months ended September 30, 2006, net income increased by $1,699,926 or 163.9%, to $2,737,120 from $1,037,194 for the corresponding period of the prior year.  The increase was primarily due to 1) the Company more effectively marketing its products and an increased acceptance by the Company’s domestic market customers; and 2) the decrease in the Company’s cost of sales, distribution, management and operations.

Liquidity and Capital Resources –September 30, 2006

Operating.  For the nine month period ended September 30, 2006, the Company’s operations generated cash resources of $321,995 as compared to utilizing cash resources of $443,423 for the nine month period ended September 30, 2005, an increase of $765,418.  The increase was mainly due to an increase in net income, and decreases in accounts receivable and inventories.

Investing and financing.  For the nine month period ended September 30, 2006, the Company’s investing and financing activities used cash resources of $840,939 as compared to generating cash resources totaling $779,011 for the nine month period ended September 30, 2005, a decrease of $1,619,950.  The decrease was mainly due to Company’s acquisition of Taishan Kangda and a non-recurring payment made by a related party in the period ended September 2005.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company’s financial condition or results of operations.

Item 3.  Controls and Procedures.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures which are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006, have concluded that, as of September 30, 2006 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.  There was no change in our internal control over financial reporting during our third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: November 14, 2006	By:	/s/ JINJIANG WANG
JINJIANG WANG President, Chief Executive Officer, Director and Principal Executive Officer

Date: November 14, 2006	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer