Form 10KSB
period 2006-12-31
China Kangtai Cactus Bio-tech, Inc.
filed 2007-04-02
CIK 1017699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

State issuer’s revenue for its most recent fiscal year: $10,384,655.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 29, 2007 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $7,760,162.

As of March 29, 2007 there were 17,739,625 outstanding shares of common stock, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one): Yes  No ☒

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

On June 3, 2005, in connection with the reorganization of the Company and the acquisition of BVI China Kangtai and its wholly owned subsidiary, Harbin Hainan Kangda, the Company’s executive officers and directors significantly changed. Specifically, Norman Koo resigned as a director, Chief Executive Officer and President of the Company; Terence Ho resigned as a director, Chief Financial Officer, and Treasurer of the Company; Vivian Szeto resigned as a director (however, Ms. Szeto’s resignation from the Board of Directors was contingent on the Company completing its filing and mailing requirements of its Schedule 14f-1 which occurred on July 22, 2005 and so, from June 3, 2005 to July 22, 2005 she served as the Company’s soledirector) and Secretary of the Company; Johnny Lu resigned as a director of the Company; and Mantin Lu resigned as a director of the Company.

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

Description of Business

The Company is principally engaged in the production, R&D, sales and marketing of products derived from cacti. The Company’s product lines include cactus nutriceuticals, cactus nutritional food and drinks, as well as cactus raw and intermediate materials.

The Company has over 380 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutriceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. The Company’s annual production capability of cactus fruits and edible cacti in 2006 is 60,000 tons. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

The Company has many co-operative processing agreements with local food and beverage manufacturers to produce its products.

Two of such agreements are with Shandong Tsingtao Beer Inc (Harbin subsidiary)’s Acheng Branch and Harbin Ice Lantern Noodle Factory dated March 10th, 2004. The Company has renewed these contracts on January 8th  and 20th 2006 respectively. Pursuant to these contracts, the Company provides raw materials, quality control guidelines and technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide other materials, processing facilities and labor. The Company inspects all of the final products.

The Company also has co-operative production agreements with two nutriceutical producers, Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HuaLan Dairy Factory. Pursuant to these contracts, the Company provides raw materials, technical support and quality control guidelines while the processors (Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HuaLan Dairy Factory) provide labor and production facilities.

In 2006, the Company has entered two new co-processing agreements with Huimeijia Bio-tech Ltd. to produce nutriceutical soft capsules and Kangwei Health Foods Ltd. of Mudanjiang City to produce cactus palm dry powder products.

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

Cactus Shuxin Capsule

Cactus Shuxin Capsule is made with cactus and haws extracts. It has been proven to have an effect on raising the flow capacity of coronary artery blood, alleviating drowsiness and improving red cell’s oxygen carrying capability.

The revenue generated from sales of nutriceutical products was $7,502,913 in fiscal year 2006, or 72.25% of the total net sales.

The Company also entered co-operative production agreements on March 10th, 2004 and renewed the contracts on January 8th, 2006 with Shandong Tsingtao Beer Inc.’s Harbin subsidiary to jointly produce cactus beer for long term cooperation. Pursuant to these agreements, the Company provides raw materials, recipes, technical support and quality control guidelines. Shandong Tsingtao Beer Inc. Acheng Branch provides labor and processing facilities and strictly follows the Company’s guidelines and instructions for production. The Company has also established its own cactus beverage and fruit wine production facility. The Company’s cactus drinks include cactus beer, cactus fruit wine (including the brand name (Overlord Scourge Flower Imperial Wine), cactus beverage and cactus fruit drink,

The revenue generated from sales of cactus food, beverage and wine was $2,881,742 in year 2006, or 27.75%.

The Company has established its own R&D institution and Sino-Mexico Cactus Institution, which is certified by Heilongjiang Science & Technology Committee. The Company independently developed many patented cactus -based nutriceutical and nutritional food and drinks.

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 200 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products exclusively through various types and levels of provincial and municipal distributors and agents in Dalian, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Wuhan, and Shandong in China. The Company’s revenue breakdown by region in China is as follows:

US$

Heilongjiang	$3,047,521.07
Jilin	$735,885.39
Shandong	$703,558.02
Beijing	$1,167,597.55
Guangdong	$2,021,956.07
Tianjin	$973,286.99
Hubei	$440,065.88

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

Employees

CKGT currently has 232 full-time employees. Management of CKGT expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by its employees.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

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

Year	Quarter Ended	High	Low

2006	December 31	$1.13	$0.60
	September 30	$1.65	$0.81
	June 30	$1.80	$0.39
	March 31	$1.40	$0.44

2005	December 31	$1.90	$0.70
	September 30	$2.10	$0.02
	June 30	$0.03	$0.02
	March 31	$0.027	$0.026

2004	December 31	$0.16	$0.08
	September 30	$0.74	$0.09
	June 30	$1.36	$0.40
	March 31	$1.57	$1.01

Record Holders

As of December 31, 2006, there were approximately 92 shareholders of record holding a total of 17,739,625 shares of common stock.

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

Stock Re-Purchases

We did not make any re-purchases of shares of our common stock during the fourth quarter of fiscal 2006 and we do not currently have any publicly-announced repurchase plans in effect.

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

CKGT’s short-term strategy is to realize net cash flow from operations and financing activities to be used to expand marketing efforts in China and research and development. CKGT is committed to ensuring that its products remain at the forefront of providing a variety of quality cactus based nutriceuticals, nutritional food from cactus, and beverages from cactus, including but not limited to beer and wine derived from cactus. The realization of net cash flows in the near term will require a significant increase in CKGT’s revenues without a substantial increase in expenses. Financing activities will focus on equity financing. Once CKGT has additional positive net cash flow, its longer-term strategy is to expand marketing efforts beyond China into other Asian markets based on anticipated increases in marketing spending over the next several years in South Korea, Singapore, Taiwan and other southeastern Asian countries.

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

Results of Operations

During the period from March 31, 2004 through December 31, 2006, CKGT has been engaged in the development and marketing of its products from Harbin, China. CKGT expects that over the next twelve months it will continue to market its products in Harbin, China.

Year Ended December 31, 2006 and Year Ended December 31, 2005

Sales

For the fiscal year ended December 31, 2006, sales increased by $2,381,917 or by 29.8% to $ 10,384,655 from $8,002,738  for the year ended December 31, 2005. The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and increasingly well accepted by the domestic market customers.

Cost of Sales

For the fiscal year ended December 31, 2006, cost of sales increased by $906,096 or 14.7% to $7,062,280 from $6,156,184 as compared to the corresponding period of the prior year. The much smaller percentage increase in the cost of sales resulted from the increasing efficiency in the operations of the Company.

Selling and Distribution Expenses

For the fiscal year ended December 31, 2006, selling and distribution expenses decreased by $30,763 or 12.7% to $211,972 from $242,735 as compared to the corresponding period of the prior year. The decrease is primarily attributable to the Company’s optimization of its operating team and sales forces, allocated sales and distribution expenses to the sales agent companies in different provinces of China, all of which reduced the cost of selling and distribution expenses of the

Company. Starting August 2006, the Company has also adopted a strategy of using exclusively local distributors and distribution agents, and disposed its self-owned retail outlets, hence greatly reduced its selling and distribution costs.

General and Administrative Expenses

For the fiscal year ended December 31, 2006, general and administrative expenses increased by $757,832 or 123.5% to $1,371,507 from $613,675 as compared to the corresponding period of the prior year. The primary factor responsible for the increase is a one time S-8 shares issuance for stock based compensation of $982,700. Separating that entry, this category of expenses is basically flat from 2005 to 2006.

Please note for the fiscal year ended December 31, 2006, the category of Professional Fees are included in the General and Administrative Expenses, which has also decreased due to the fact that the Company is becoming more cost-effective to managing its professional services providers, such as attorneys, accountants and auditors, and investor relations consultants.

For the fiscal year ended December 31, 2006, the net income increased by $639,154 or 80.3% to $1,434,645 from $795,491 as compared to the corresponding period of the prior year. The increase mainly resulted from rapid growth in the sales of the Company’s products and the reduction in the unit cost of its products.

Impact of Inflation

CKGT believes that inflation has had a negligible effect on operations over the past three years. CKGT believes that it can offset inflationary increases in operating costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2006, cash flows from operating activities increased by $753,118 or 122.5% to  $138,418 from $($614,700) as compared to the corresponding fiscal year ended December 31, 2005. The increase is primarily due to the increase of net income, the decrease of accounts receivables, stock compensation, and deposit paid by a related party.

For the fiscal year ended December 31, 2006, cash flows from investing activities decreased by $717,633 or 554.5% to $(847,054) from ($129,421) as compared to the corresponding period of the prior year. The decrease is due to investments in the Company’s property and equipment in 2006, in particular an acquisition of cactus plantation (Taishan Kangda) in June 2006.

For the fiscal year ended December 31, 2006, cash flow provided by financing activities decreased by $771,801 or 96.7% to $26,223 from $798,024 as compared to fiscal year ended December 31, 2004. The primary factor responsible for the decrease is due to the absence of a large due from a related party in 2005.

The Company’s operations for the year ended December 31, 2006 resulted in comprehensive income of $1,993,182. The Company has funded its cash needs from revenue and debt financing in the form of loans provided by related and unrelated parties.

CKGT has no defined benefit plan or contractual commitment with any of its officers or directors.

CKGT has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

CKGT has no current plans to make any significant changes in the number of employees.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the year ended December 31, 2006 and for the twelve months ended December 31, 2005 included in this Form 10-KSB, CKGT discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. CKGT believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Revenue Recognition

The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable.

ITEM 7.  FINANCIAL STATEMENTS.

CHINA KANGTAI CACTUS BIO-TECH INC.

(PREVIOUSLY INVESTNET, INC.)

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Kangtai Cactus Bio-Tech Inc.

I have audited the accompanying consolidated balance sheet of China Kangtai Cactus Bio-Tech Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Kangtai Cactus Bio-Tech Inc. and subsidiaries as of December 31, 2006 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer, CPA, P.C.

Freeport, New York

March 30, 2007

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	December 31,
	2006	2005
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$451,936	$887,637
Accounts receivable, net of allowance for doubtful accounts of $71,597 and $69,177, respectively	1,777,507	913,163
Accounts receivable from a related party	1,924	204,461
Inventories	7,382,444	4,346,262
Other receivables and prepaid expenses	24,310	113,377
Deposit paid to a related company	-	525,675
Total Current Assets	9,638,121	6,990,575

Property and Equipment, net of accumulated depreciation of $889,662 and $1,126,956, respectively	3,444,787	4,315,602

Other Assets
Intangible assets, net of accumulated amortization of $564,300 and $415,942, respectively	769,493	714,493
Land use rights, net of accumulated amortization of $152,845 and $107,945, respectively	1,118,338	182,084
Total Assets	$14,970,739	$12,202,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$64,758	$121,289
Other payables and accrued liabilities	156,693	165,924
Note payable	775,913	749,690
Taxes payable	78,336	292,276
Total current liabilities	1,075,700	1,329,179

Commitments and Contingencies	-	-
Stockholders' Equity

Preferred stock, $0.001 par value; authorized 200,000,000 shares,
none issued and outstanding	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,105,625 shares, respectively	17,740	17,105
Additional paid-in capital	6,558,082	5,530,435
Retained earnings
Appropriated	1,361,365	885,137
Unappropriated	5,266,815	4,308,398
Accumulated other comprehensive income	691,037	132,500
Total stockholders' equity	13,895,039	10,873,575
Total Liabilities and Stockholders' Equity	$14,970,739	$12,202,754

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(EXPRESSED IN U.S. DOLLARS)

	Year ended December 31,
	2006	2005
	(Audited)	(Audited)

Net Sales	$10,384,655	$8,002,738

Cost of Sales	(7,062,280)	(6,156,184)

Gross Profit	3,322,375	1,846,554

Operating Expenses
Selling expenses	211,972	242,735
General and administrative expenses
(including stock-based compensation of
$982,700 and $300,000, respectively)	1,371,507	613,675
Depreciation	64,836	59,930
Amortization of land use rights	32,034	1,207
Amortization of intangible assets	118,789	113,043
Total operating expenses	1,799,138	1,030,590
Income from Operations	1,523,237	815,964

Other Income (Expenses)
Government grant	-	24,450
Interest income	258	356
Imputed interest	(45,582)	(44,981)
Loss on disposal of property and equipment	(43,268)	-
Other income (expense) - net	-	(298)
Total Other Income (Expenses)	(88,592)	(20,473)
Income before Income Taxes	1,434,645	795,491
Income Tax Expense	-	-
Net Income	1,434,645	795,491
Other Comprehensive Income
Foreign currency translation gain (loss)	558,537	132,500
Comprehensive Income	1,993,182	927,991

Net income per common share
Basic and diluted	$0.08	$0.05

Basic and Diluted	17,440,863	16,563,910

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN U.S. DOLLARS)

	Common Stock $0.001 par value		Additional	Unappropriated	Appropriated	Accumulated other
			paid-in	retained	retained	comprehensive	Due to
	Shares	Amount	capital	earnings	earnings	income	stockholders

Balance at December 31, 2004	15,821,690	15,821	5,186,738	3,701,862	696,182	-	66,400
Stock issued in connection
with recapitalization	855,364	855	(855)	-	-	-	-
Stock issued for services	428,571	429	299,571	-	-	-	-
Repayment to stockholders	-	-	-	-	-	-	(66,400)
Imputed interest on note payable	-	-	44,981	-	-	-	-
Net income for the year	-	-	-	795,491	-	-	-
Transfer to statutory and
staff welfare reserves	-	-	-	(188,955)	188,955	-	-
Currency translation adjustment	-	-	-	-	-	132,500	-
Balance at December 31, 2005	17,105,625	17,105	5,530,435	4,308,398	885,137	132,500	-
Stock issued for services	634,000	635	982,065	-	-		-
Imputed interest on note payable	-	-	45,582	-	-		-
Transfer to statutory and
staff welfare reserves	-	-	-	(476,228)	476,228	-	-
Net income for the year	-	-	-	1,434,645	-	-	-
Currency translation adjustment	-	-	-	-	-	558,537	-
Balance at December 31, 2006	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN U.S. DOLLARS)

	Year Ended December 31,
	2006	2005
	(Audited)	(Audited)
Cash Flows from Operating Activities
Net income	$1,434,645	$795,491
Adjustments to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	151,357	276,048
Depreciation - operating expenses	64,836	59,930
Amortization of land use rights	32,034	1,207
Amortization of intangible assets	118,789	113,043
Loss on disposal of property and equipment	43,268	-
Stock bonuses	973,400	-
Stock issued for services	9,300	300,000
Imputed interest	45,582	44,981
Write-down of inventories	661,229	724,504
Changes in operating assets and liabilities
Accounts receivable, net	(864,344)	(483,297)
Accounts receivable - related party	202,537	(204,461)
Other receivables and prepaid expenses	89,067	(77,230)
Inventories	(3,058,380)	(1,110,447)
Deposit paid - related party	525,675	(525,675)
Accounts payable	(56,531)	(38,682)
Other payables and accrued liabilities	(20,107)	(116,286)
Taxes payable	(213,940)	(373,826)
Net cash provided by (used for) operating activities	138,418	(614,700)
Cash Flows from Investing Activities
Net cash outflow from business combination	(1,473,665)	-
Proceeds from disposals of property and equipment	964,250	-
Purchase of property and equipment	(33,889)	(1,788)
Purchase of land use rights	(303,750)	(127,633)
Net cash provided by (used for) investing activities	(847,054)	(129,421)
Cash Flows from Financing Activities
Due from a related party	-	845,411
Due from stockholders	-	(66,400)
Note payable	26,223	19,013
Net cash provided by (used for) financing activities	26,223	798,024

Effect of exchange rate on cash	246,712	132,500
Increase (decrease) in cash and cash equivalents	(435,701)	186,403

Cash and cash equivalents, beginning of period	887,637	701,234

Cash and cash equivalents, end of period	$451,936	887,637

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 1.  Organization and Business Operations

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

On June 3, 2005, pursuant to a Stock Purchase Agreement, InvestNet issued 428,571 shares to a stockholder of BVI China Kangtai for $300,000. On the same date, InvestNet exchanged 12% of BVI China Kangtai’s outstanding shares for 1,573,295 shares of common stock, $0.001 par value (the “Common Stock”), of InvestNet pursuant to an Agreement and Plan of Reorganization it had entered into on May 13, 2005 with the stockholders of BVI China Kangtai. In addition, InvestNet issued a Convertible Promissory Note for $8,070,000 plus accrued interest at 5% per annum that was converted into 14,248,395 shares (post a one for seventy reverse split) of the Company’s Common Stock (the “Convertible Note”) for the remaining 88% of the outstanding shares of BVI China Kangtai on August 26, 2005. After a one for seventy reverse spilt of the Company’s outstanding Common Stock took place on August 25, 2005, the total number shares of the Company’s outstanding Common Stock was 2,857,230 shares, and after adding the 14,248,395 shares of Common Stock following conversion of the Convertible Note on August 26, 2005, the total outstanding shares of Common Stock of the Company (now US China Kangtai) was 17,105,625 shares.

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

On June 26, 2006 (see Note 3), Harbin Hainan Kangda acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd (“Taishan Kangda”), a PRC company with limited liability previously owned by two stockholders, for $1,475,000 in cash. Taishan Kangda has not yet commenced business operations but owns a piece of land approximating 240,000 square meters in Guangdong Taishan used for growing cactus and a factory property.

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter collectively referred to as the “Company”.

Note 2. Summary of Significant Accounting Policies

 Principles of Consolidation

The accompanying consolidated financial statements for 2006 include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda (from June 26, 2006).

The accompanying consolidated financial statements for 2005 include the financial statements of US China Kangtai (from June 3, 2005) and its 100% owned subsidiaries, BVI China Kangtai and Harbin Hainan Kangda.

All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, note payable, and taxes payable.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments.

Foreign Currency Translation

The functional currency of US China Kangtai and BVI China Kangtai is the United States dollar.  The functional currency of Harbin Hainan Kangda and Taishan Kangda is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar.

Harbin Hainan Kangda and Taishan Kangda assets and liabilities are translated into United States dollars at period-end exchange rates ($0.12825 and $0.12396 at December 31, 2006 and 2005, respectively).  Harbin Hainan Kangda and Taishan Kangda revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.12557 and $0.12240 for the years ended December 31, 2006 and 2005, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2006 and 2005 consist of cash on hand and a demand deposit account with a bank. The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

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

Property and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets (40 years for buildings, 12 years for plant equipment and machinery, 10 years for motor vehicles, and 8 years for furniture and office equipment).

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments.  Land use rights are being amortized on a straight-line basis over the remaining term of the related agreements, which range from 40 to 50 years. Other intangible assets consist of goodwill, patents and licenses. Goodwill is not being amortized. Patents and licenses are being amortized over their expected useful economic life of 10 years.

The Company reviews its long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

Revenue Recognition

The Company recognizes revenue upon delivery of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $ 137,874 and $128,689 for the years ended December 31, 2006 and 2005 respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to general and administrative expenses and cost of sales for the years ended December 31, 2006 and 2005 were $11,835 and $50,019 respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 (R) “Accounting for Stock-Based Compensation”.  No stock options or warrants were granted or issued in 2005 and 2006 and none are outstanding at December 31, 2006.

Income Taxes

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements by applying enacted statutory tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income per common share are excluded from the calculation.

Segment Information

The Company operates in only one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and sale of cactus powder to pharmaceutical companies for use in medical products.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3. Business Combination

Pursuant to an agreement dated June 26, 2006, Harbin Hainan Kangda acquired a 100% equity interest in Taishan Kangda which was previously owned by two stockholders for $1,475,000 in cash. Taishan Kangda has not yet commenced business operations but owns a piece of land approximating 240,000 square metres in Guangdong Taishan used for growing cactus and a factory property.

The allocation of the net assets acquired is as follows:

Cash and cash equivalents	$1,335
Inventories	639,031

Total current assets	640,366

Property and equipment	80,370
Land use rights	633,048
Total assets	1,353,784
Less: Other payables and accrued liabilities	(10,875)

Net assets acquired	1,342,909

Consideration for acquisition	1,475,000

Goodwill	$132,091

Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:

Cash consideration paid	$1,475,000
Less: cash and cash equivalents acquired	(1,335)

Net cash outflow	$1,473,665

The acquisition of Taishan Kangda was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Taishan Kangda have been included in the consolidated statements of operations and comprehensive income of the Company from June 26, 2006 (date of acquisition) to December 31, 2006.

Note 4.     Inventories

Inventories consist of:

	December 31
	2006	2005
Cactus stock	$5,680,089	$4,715,577
Other raw materials	1,888,726	215,791
Work-in-progress	228,108	-
Finished goods	246,750	139,398
	8,043,673	5,070,766
Less: allowance for excess and obsolete inventories	(661,229)	(724,504)
	$7,382,444	$4,346,262

Note 5.

Property, Plant and Equipment

Property, plant and equipment, net consist of:

	December 31,
	2006	2005
Buildings	$2,648,869	$3,887,142
Plant equipment and machinery	1,418,693	1,331,854
Motor vehicles	253,183	211,588
Furniture and office equipment	13,704	11,974
Total	4,334,449	5,442,558
Less accumulated depreciation	(889,662)	(1,126,956)
Net	$3,444,787	$4,315,602

Note 6.      Intangible Assets

Intangible assets, net consist of:

	December 31,
	2006	2005
Goodwill	$132,091	$-
Patents and licenses	1,201,702	1,130,435
Total	1,333,793	1,130,435
Less accumulated amortization	(564,300)	(415,942)
Net	$769,493	$714,493

The estimated amortization of intangible assets expense for each of the five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $120,170.

Note 7.     Land Use Rights

Land use rights, net consist of:

	December 31,
	2006	2005
Harbin Hainan Kangda	$638,135	$290,029
Taishan Kangda	633,048	-
Total	1,271,183	290,029
Less accumulated amortization	(152,845)	(107,945)
Net	$1,118,338	$182,084

The estimated amortization of land use rights expense for each of the five succeeding fiscal years ending

December 31, 2007, 2008, 2009, 2010, and 2011 is $28,249.

Note 8.     Note Payable

Note payable consists of:

	December 31,
	2006	2005

Note payable to a financial institution, unsecured and due on demand.	$775,913	$749,690

The note payable is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $45,582 and $44,981 for the years ended December 31, 2006 and 2005, respectively.

  Note 9.   Stockholders’ Equity

Stock issuances

In June 2006, the Company issued 628,000 shares of common stock having a fair value of $973,400 to fifteen persons as stock bonuses.

In June 2006, the Company issued 6,000 shares of common stock having a fair value of $9,300 to a consultant for services provided.

   Appropriated retained earnings

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations Harbin Hainan Kangda is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $1,361,365 and $885,137 at December 31, 2006 and 2005, respectively.

Note 10.   Income Taxes

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No income taxes were provided in 2006 and 2005 since US China Kangtai had taxable losses in those years. At December 31, 2006, US China Kangtai had net operating loss carryforwards of approximately $565,000 which may be available to offset future taxable income. Management has not yet determined it to be more likely than not that a deferred tax asset of up to approximately $192,000 attributable to the utilization of these net operating loss carryforwards (which expire in 2026) will be realized. Accordingly, the Company has provided a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2006.

At December 31, 2006, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings to Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

BVI China Kangtai was incorporated in the BVI and is not subject to tax on income or on capital gains.

Harbin Hainan Kangda and Taishan Kangda were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Harbin Hainan Kangda located its factories in a special economic region in Harbin, the PRC. This economic region allows foreign enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2005 and 2006 and a 50% income tax reduction for the following three years, being 2007 to 2009. Harbin Hainan Kangda was approved as a wholly owned foreign enterprise in March 2005. No income tax expense has been recorded for 2006 and 2005, as Harbin Hainan Kangda was exempt under the special economic region rules.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

	Year Ended
	December 31,
	2006	2005
Expected tax at 35%	$502,126	$278,422
Tax effect of unutilized
losses of USA China Kangtai; BVI China Kangtai;
and Taishan Kangda	438,045	105,000

Tax effect of Harbin Hainan Kangda
income not taxed	(886,447)	(361,512)
Tax effect of PRC
income taxed at lower rate	(53,724)	(21,910)
Actual provision for income taxes	$-	$-

Note 11.   Related Party Transactions

Net sales in 2005 include $204,461 in sales of cactus to a company controlled by a related party of the Company.

Note 12.    Commitments and Contingencies

Operating lease commitments

The Company leases office space and land for growing cactus from third parties under operating leases. Rental expenses for all operating leases for the years ended December 31, 2006 and 2005 were $ 19,631 and $37,878, respectively.

At December 31, 2006, future minimum rental commitments under all non-cancelable operating leases are due as follows:

2007	$16,920
2008	16,920
2009	16,920
2010	5,377
2011	2,709
Thereafter	120,530

Total	179,376

Concentrations and risks

During 2006 and 2005, substantially all of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

Substantially all of Harbin Hainan Kangda and Taishan Kangda’s business operations are conducted in the PRC and governed by PRC laws and regulations.  Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC.  Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.  The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in a filing on Form 8K dated October 20, 2006, the Company dismissed Jimmy C.H. Cheung & Co, Certified Public Accountants (a member of Kreston International), of 304 Dominion Centre, 43 Queen’s Road East, Hong Kong (“Jimmy C.H. Cheung & Co.”) as its auditor for the fiscal year ending December 31, 2006, and appointed Michael T. Studer, Certified Public Accountants, P.C. of 18 East Sunrise Highway, Suite 311, Freeport, NY 11520 as its auditor for the fiscal year ending December 31, 2006. There were no disagreements with the Company’s prior accountants on accounting and financial disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held
Jinjiang Wang	58	President, Chief Executive Officer and Chairman of the Board of Directors
Chengzhi Wang	37	General Manager and a Director
Hong Bu	33	Chief Financial Officer and a Director
Jiping Wang	46	Director
Song Yang	33	Director

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

Song Yang was appointed as a director of CKGT on July 22, 2005. Ms. Yang has over 15 years of experience in the Government Administrative Department. Ms. Wang was a founder of Harbin Hainan Kangda and a pioneer in the edible cactus trade of the P.R.C. Ms. Yang has not served as an officer and director of any other public companies over the last five years.

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

Based solely on the Company’s review of the copies of such forms it has received, and written representations from certain reporting persons, the Company believes that all of its executive officers and directors complied with all Section 16(a) filing requirements applicable to them during the Company’s fiscal year ended December 31, 2006, with one exception. A Form 3 for Chengzhi Wang, the Company’s CEO and a director of the Company, was inadvertently filed a day late in connection with the Company’s reorganization transaction occurring in June 2005.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides summary compensation information for the years 2006, 2005 and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer:

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Jinjiang Wang
President, Chief Executive Officer and Chairman
	2006	$ 2,600	--	--	--	--	--	--	$ 2,600
	2005	$90,000	--	--	--	--	--	--	$90,000
	2004	--	--	--	--	--	--	--

No executive officer received compensation in excess of $100,000 during the fiscal years ended December 31, 2006, 2005, and 2004.  In addition, members of the Board of Directors did not receive compensation for their services during the fiscal years ending December 31, 2006, 2005, and 2004.

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

Title of Class	Name and Address of Owner	Amount and Nature of Ownership	Percent of Class
Common Stock	Jinjiang Wang The 4th Group, 21st Residents’ Committee Xinhua Street, Boli Town, Boli County Heilongjiang Province P.R.C.	4,801,390 Direct	27.1%

Common Stock	Chengzhi Wang No. 98 Xiangshun Street Xiangfang District, Harbin, P.R.C.	3,892,970 Direct	21.9%

Common Stock	Hong Bu No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	750,046 Direct	4.2%

Common Stock	Jiping Wang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	700,734 Direct	4.0%

Common Stock	Song Yang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	726,688 Direct	4.1%

Common Stock	All Directors and Executive Officers as a Group	10,871,828 Direct	61.3%

(1) Percentage is based on 17,739,625 shares of Common Stock outstanding as of March 21, 2006.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2006 China Kangtai Cactus Bio-tech Inc, acquired Taishan Kangda Food Co., Ltd. and the transaction was reported in 8K and subsequent 8K/A.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for audit of the Company’s annual financial statements were $60,000 billed by Michael T. Studer, C.P.A., P.C. and $ 0 billed by Jimmy C.H. Cheung & Co. for the fiscal year ended December 31, 2006. The aggregate fees for audit of the Company’s financial statements were $ 0 billed by PKF and $60,000 billed by Jimmy C.H. Cheung & Co. for the fiscal year ended December 31, 2005.

The aggregate fees billed by Michael T. Studer, C.P.A., P.C. for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $8,000 during the year ended December 31, 2006 and $0 for the period ended December 31, 2005. The aggregate fees billed by Jimmy C.H. Cheung & Co. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $17,100 during the year ended December 31, 2006.

Audit Related-Fees

Jimmy C.H. Cheung & Co. and Michael T. Studer, C.P.A., P.C. did not bill the Company any amounts for assurance and related services that were related to their audit or review of the Company's financial statements during the fiscal periods ended December 31, 2006 or December 31, 2005.

Tax Fees

The aggregate fees billed by P. C. Liu, CPA, P.C. for tax compliance, tax advice and tax planning were $500 for the fiscal years ended 2005. The aggregate fees billed by Michael T. Studer, C.P.A., P.C. and Jimmy C.H. Cheung & Co. for tax compliance, tax advice and tax planning were $0 for the fiscal years ended 2006 and 2005.

All Other Fees

Michael T, Studer, C.P.A., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal periods ended 2006.

Jimmy C.H. Cheung & Co. billed the Company $1,000 for issuing a consent letter for an S-8 filing and $800 for issuing a consent letter for an SB-2 filing; other than the foregoing during the fiscal periods ended 2006.

Audit Committee Pre-Approval

The Company's Audit Committee pre-approved the engagement of Michael T. Studer, C.P.A., P.C. to act as its independent auditor for the fiscal year ended December 31, 2006. The Company's Audit Committee also pre-approved Michael T. Studer, C.P.A., P.C. to provide the audit, audit related services, and all other services described above for the fiscal year ended December 31, 2006. The Company's board of directors also pre-approved P. C. Liu, C.P.A, P.C. to provide the tax services for the fiscal period ended December 31, 2005. The Company's independent auditors performed all work only with their full time permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer

Date: April 2, 2007

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Date: April 2, 2007

By:	/s/ Chengzhi Wang	General Manager and a Director
Date: April 2, 2007

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer
Date: April 2, 2007

By:	/s/ Jiping Wang	Director
Date: April 2, 2007

By:	/s/ Song Yang	Director
Date: April 2, 2007