Form 10QSB
period 2007-03-31
China Kangtai Cactus Bio-tech, Inc.
filed 2007-05-16
CIK 1017699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of May 15, 2007, the issuer had outstanding 17,739,625 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

CHINA KANGTAI CACTUS BIO-TECH INC.

FORM 10-QSB

March 31, 2007

INDEX

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$107,412	$451,936
Accounts receivable, net of allowances	2,873,578	1,777,507
Accounts receivable from a related party	1,938	1,924
Inventories	7,381,247	7,382,444
Other receivables and prepaid expenses	28,391	24,310
Total Current Assets	10,392,566	9,638,121

Property and Equipment, net of accumulated depreciation of $ and $949,284, respectively	3,418,358	3,444,787

Other Assets
Intangible assets, net	743,914	769,493
Land use rights, net	1,117,656	1,118,338
Total Assets	$15,672,494	$14,970,739

Current Liabilities
Accounts payable	$73,607	$64,758
Other payables and accrued liabilities	170,605	156,693
Note payable	781,558	775,913
Taxes payable	151,847	78,336
Total current liabilities	1,177,617	1,075,700

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 10,000 and 10,000 shares, respectively	10	10

Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,739,625 shares, respectively	17,740	17,740
Additional paid-in capital	6,569,795	6,558,072
Retained earnings
Appropriated	1,452,424	1,361,365
Unappropriated	5,660,896	5,266,815
Accumulated other comprehensive income	794,012	691,037
Total stockholders' equity	14,494,877	13,895,039
Total Liabilities and Stockholders' Equity	$15,672,494	$14,970,739

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
		(Restated)
Net Sales	$2,374,109	$2,350,372

Cost of Sales	(1,616,543)	(1,481,726)

Gross Profit	757,566	868,646

Operating Expenses
Selling expenses	27,565	102,025
General and administrative expenses	74,334	105,427
Depreciation	16,692	17,811
Amortization of land use rights	8,791	3,459
Amortization of intangible assets	30,111	33,556
Total operating expenses	157,493	262,278
Income from Operations	600,073	606,368

Other Income (Expenses)
Interest income	-	-
Imputed interest	(11,723)	(11,343)
Loss on disposal of property and equipment	-	(49,411)
Other income (expense) - net	-	(30)
Total Other Income (Expenses)	(11,723)	(60,784)
Income before Income Taxes	588,350	545,584
Income Tax Expense	(103,210)	-
Net Income	485,140	545,584
Other Comprehensive Income
Foreign currency translation gain (loss)	102,975	134,539
Comprehensive Income	588,115	680,123

Net income per common share
Basic and diluted	$0.03	$0.03

Weighted average number of common shares outstanding
Basic and Diluted	17,739,625	17,105,625

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc and Subsidiaries

Statement of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock $0.001 par value		Additional	Unappropriated	Appropriated	Accumulated other
			paid-in	retained	retained	comprehensive
	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2005	17,105,625	17,105	5,530,425	4,308,398	885,137	132,500	10,873,575
Stock issued for services	634,000	635	982,065	-	-	-	982,700
Imputed interest on note payable	-	-	45,582	-	-	-	45,582
Transfer to statutory and							-
staff welfare reserves	-	-	-	(476,228)	476,228	-	-
Net income for the year ended December 31, 2006	-	-	-	1,434,645	-	-	1,434,645
Currency translation adjustment	-	-	-	-	-	558,537	558,537
Balance at December 31, 2006	17,739,625	$17,740 $	$6,558,072	$5,266,815	$1,361,365	$691,037	13,895,039!
Unaudited:
Stock issued for services
Imputed interest on note payable	-	-	11,723	-	-	-	11,723
Transfer to statutory and
staff welfare reserves	-	-	-	(91,059)	91,059	-	-
Net income for the three months ended March 31, 2007	-	-	-	485,140	-	-	485,140
Currency translation adjustment	-	-	-	-	-	102,975	102,975
Balance at March 31, 2007	17,739,625	$17,740 $	$6,569,795	$5,660,896	$1,452,424	$794,012	$14,494,877
See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
		(Restated)
Cash Flows from Operating Activities
Net income	$485,140	$545,584
Adjustments to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	36,276	53,770
Depreciation - operating expenses	16,692	17,811
Amortization of land use rights	8,791	3,459
Amortization of intangible assets	30,111	33,556
Loss on disposal of property and equipment	-	49,411
Imputed interest	11,723	11,343
Changes in operating assets and liabilities
Accounts receivable, net	(1,096,071)	(607,521)
Accounts receivable - related party	(14)	(138,739)
Other receivables and prepaid expenses	(4,081)	(95,158)
Inventories	1,197	(1,139,446)
Deposit paid - related party	-	525,675
Accounts payable	8,849	20,983
Other payables and accrued liabilities	13,912	(53,512)
Taxes payable	73,511	(218,803)
Net cash provided by (used for) operating activities	(413,964)	(991,587)
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	-	962,707
Purchase of property and equipment	(1,673)	-
Purchase of land use rights	-	(431,808)
Net cash provided by (used for) investing activities	(1,673)	530,899
Cash Flows from Financing Activities
Note payable	-	5,350
Net cash provided by (used for) financing activities	-	5,350

Effect of exchange rate on cash	71,113	72,159
Increase (decrease) in cash and cash equivalents	(344,524)	(383,179)

Cash and cash equivalents, beginning of period	451,936	887,637

Cash and cash equivalents, end of period	$107,412	504,458

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

 NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three-month period ended March 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007.  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

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

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2007	2006
Cactus stock	$6,109,401	$5,680,089
Other raw materials	1,378,337	1,888,726
Work-in-progress	229,762	228,108
Finished goods	343,986	246,750
	8,061,486	8,043,673
Less: allowance for excess and obsolete inventories	(680,239)	(661,229)
	$7,381,247	$7,382,444

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	March 31,	December 31,
	2007	2006
Buildings	$2,668,077	$2,648,869
Plant equipment and machinery	1,430,743	1,418,693
Motor vehicles	255,019	253,183
Furniture and office equipment	13,803	13,704
Total	4,367,642	4,334,449
Less accumulated depreciation	(949,284)	(889,662)
Net	$3,418,358	$3,444,787

 NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31,	December 31,
	2007	2006
Goodwill	$132,091	$132,091
Patents and licenses	1,210,443	1,201,702
Total	1,342,534	1,333,793
Less accumulated amortization	(598,620)	(564,300)
Net	$743,914	$769,493

The estimated amortization of intangible assets expense for each of the five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $120,170.

NOTE 6 - LAND USE RIGHTS

Land use rights, net consist of:

	March 31,	December 31,
	2007	2006
Harbin Hainan Kangda	$511,697	$638,135
Taishan Kangda	768,718	633,048
Total	1,280,415	1,271,183
Less accumulated amortization	(162,759)	(152,845)
Net	$1,117,656	$1,118,338

The estimated amortization of land use rights expense for each of the five succeeding fiscal years ending

December 31, 2007, 2008, 2009, 2010, and 2011 is $28,249.

NOTE 7 - NOTE PAYABLE

Note payable consists of:

	March 31,	December 31,
	2007	2006

Note payable to a financial institution, unsecured and due on demand.	$781,558	$775,913

The note payable is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $11,723 and $11,343 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred stock

On February 4, 2005, US China Kangtai filed a Certificate of Amendment to Certificate of Designation with Nevada to designate 10,000 shares of preferred stock as Series A Preferred Stock.  At every meeting of the stockholders, the holders of Series A Preferred Stock, as a group, shall have a total number of votes which is equal to 25% of the total number of issued and outstanding shares of common stock.  Except for these supervoting rights, the Series A Preferred Stock shall have the same rights, preferences and limitations as the common stock.

Stock issuances

In June 2006, the Company issued 628,000 shares of common stock having a fair value of $973,400 to fifteen persons as stock bonuses.

In June 2006, the Company issued 6,000 shares of common stock having a fair value of $9,300 to a consultant for services provided.

   Appropriated retained earnings

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations Harbin Hainan Kangda is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $1,452,424 and $1,361,365 at March 31, 2007 and December 31, 2006, respectively.

NOTE 9 - INCOME TAXES

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

At December 31, 2006, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

BVI China Kangtai was incorporated in the BVI and is not subject to tax on income or on capital gains.

Harbin Hainan Kangda and Taishan Kangda were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Harbin Hainan Kangda located its factories in a special economic region in Harbin, the PRC. This economic region allows foreign owned enterprises a two-year income tax exemption beginning in the first year after they become profitable, being

2005 and 2006 and a 50% income tax reduction for the following three years, being 2007 to 2009. Harbin Hainan Kangda was approved as a wholly owned foreign enterprise in March 2005. No income tax expense has been recorded for 2006 and 2005 as Harbin Hainan Kangda was exempt under the special economic region rules.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

	Three months ended March 31,
	2007	2006
Expected tax at 35%	$205,923	$190,954
Tax effect of unutilized
losses of USA China Kangtai and BVI China Kangtai	13,008	11,975
Tax effect of Harbin Hainan Kangda and Taishan Kangda
income taxed at lower rates	(115,721)	(202,929)
Actual provision for income taxes	$103,210	$-

 NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases office space and land for growing cactus from third parties under operating leases. Rental expenses for all operating leases for the years ended December 31, 2006 and 2005 were $ 19,631 and $37,878, respectively.

At December 31, 2006, future minimum rental commitments under all non-cancellable operating leases are due as follows:

2007	$16,920
2008	16,920
2009	16,920
2010	5,377
2011	2,709
Thereafter	120,530

Total	179,376

Concentrations and risks

During 2007 and 2006, substantially all of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

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

The Company has established over 387 acres of cactus-farming bases in the Hainan, Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti, Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen Cacti are used by the Company to produce cactus fruit drinks and nutraceutical products and Mexican Milpa-Alta is predominantly used by the Company to produce cactus nutritional food products. The Company’s annual production capability of cactus fruit and edible cactus is 60,000 tons. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

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

In 2006, the Company has entered two new co-processing agreements with Huimeijia Bio-tech Ltd. to produce nutriceutical soft capsules and Kangwei Health Foods Ltd. of Mudanjiang City to produce cactus palm dry powder products. Please see the exhibits for details.

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

Cactus Calcium Peptide Soft Capsule

Cactus Calcium Peptide Soft Capsule is made of cactus, and contains active albumen peptide of soybean and liquid calcium. It has the following characteristics:

A) Several nutritional components including, protein, vitamins A, B, C, and amber acid that can be easily absorbed; and

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

The Company has established its own R&D institution called the Sino-Mexico Cactus Institution, which is located in Harbin, China. The Sino-Mexico Cactus Institution has been certified by the Heilongjiang Science & Technology Committee. The Company has independently developed 33 kinds of patented cactus-based nutraceuticals and nutritional foods and drinks, by the end of March 2007. Among them, there are 7 nutraceutical products, 14 beverage products, 10 packaged food products, 2 raw & intermediate material products, and 7 cosmetics & personal care products. Most products are in production and sold to the markets, some of them are yet to start production soon. For the three months ended March 31, 2007, the sales of nutraceutical products and cactus food and beverage products were $1,443,162 and $415,933, respectively.

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 200 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products exclusively through various types and levels of provincial and municipal distributors and agents in Dalian, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Wuhan, and Shandong in China. The growing list of the distributors is as follows:

Liaoning Shenneng Trading and Development Ltd.

Jilin Yanji Economic and Trading Company, Ltd.

Jianshuang Zhang - Hubei.

Hunan Green Food Distribution Company, Ltd.

Harbin Huadingwei Trading Company, Ltd.

Hangzhou Hesheng Economic and Trading Company, Ltd.

Guangdong Jinpei Lin.

Fujian Tianyi Economic and Trading Company Ltd.

Beijing Yaping Liu.

Copies of the distribution agreements with these distributors are attached to this report as exhibits

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

Consolidated Results of Operations

The three-month period ended March 31, 2007 as compared to the three months ended March 31, 2006

For the three months ended March 31, 2007, revenues increased by $23,737 or 1% to $2,374,109 from $2,350,372 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are being more effectively marketed and as a result better accepted by the China market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others.

For the three months ended March 31, 2007, cost of sales increased by $134,817 or 9.1% to $1,616,543 from $1,481,726, as compared to the corresponding period of the prior year. The primary factor responsible for the increase was an increase of marketing related expenditures and costs.

For the three months ended March 31, 2007, operating expenses decreased by $104,785, or approximately 40% to $157,493, as compared to $262,278 for the three months ended March 31, 2006.  This decrease was the result of substantial decreases in selling expenses and in general and administrative expenses, which include professional fees

For the three months ended March 31, 2007, selling expenses decreased by $74,460, or 73% to $27,565 from $102,025 as compared to the corresponding period of the prior year. General and administrative expenses decreased by $31,093 or 29.5% to $74,334 from $105,427 as compared to the corresponding period of the prior year.  The primary factors for the decreases were the Company’s adoption of the new distribution strategy since August 2006 and the Company’s reducing expenses on general and administrative items, such as professional fees.

For the three months ended March 31, 2007, income before income taxes increased by $42,766 or 7.8%, to $588,350 from $545,584 for the corresponding period of the prior year. The increase was primarily due to 1) the Company more effectively marketing its products and an increased acceptance by the Company’s domestic market customers; and 2) the decrease in the Company’s cost of sales, expenses of distribution, management and operations. However, net income decreased by $60,444 or 11.1% to $485,140 from $545,584. This decrease is due to the income tax expense of $103,210.

For the three months ended March 31, 2007, other income decreased by $31,564 from $134,539 to $102,975, or 23.5%%. This decrease was due to a smaller foreign currency translation gains.

Liquidity and Capital Resources –March 31, 2007

Operating.  For the three months period ended March 31, 2007, the Company’s operations used cash resources of $413,964 as compared to utilizing cash resources of $991,587 for the three months period ended March 31, 2006, an increase of cash flow of $577,623. The increase was mainly due to a large decrease in inventories and an increase in taxes and other payables.

Investing and financing.  For the three months period ended March 31, 2007, the Company’s investing and financing activities used cash resources of $1,673 as compared to generating cash resources totaling $536,249 for the three months period ended March 31, 2006, a decrease of cash flow of $537,922.  The decrease was mainly due to the absence of a onetime event that generated proceeds from disposals of property and equipment, and the note payable in the first three months in 2006,

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company’s financial condition or results of operations.

Item 3.  Controls and Procedures.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures which are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007, have concluded that, as of March 31, 2007(the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.  There was no change in our internal control over financial reporting during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.17 10.18 10.19

Transfer Agreement for Greenhouse, dated January 24, 2006, by and between the Company and the Daqing Ranghulu Hi-tech Zone (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

Processing Agreement dated January 8, 2006, between the Company and Shandong Tsingtao Beer Inc. Harbin subsidiary, filed herewith.

Processing Agreement dated January 20, 2006, between the Company and Harbin Ice Lantern Noodle Factory, filed herewith.

10.20 10.21 10.22 10.23 10.24 10.25 10.26 10.27 10.28 10.29 10.30 10.31 10.32

Processing Agreement dated March 30, 2005, between the Company and Harbin Diwang Pharmacy Co. Ltd., filed herewith.

Processing Agreement dated July 10, 2005, between the Company and Harbin Bin County HuaLan Dairy Factory, filed herewith.

Processing Agreement dated January 20, 2006, between the Company and Huimeijia Bio-tech Ltd., filed herewith.

Processing Agreement dated March 2, 2006, between the Company and Kangwei Health Foods Ltd. Of Mudanjiang City, filed herewith.

Distributions Agreement dated January 16, 2007, with Liaoning Shenneng Trading and Development Ltd., filed herewith.

Distributions Agreement dated February 15, 2007, with Jilin Yanji Economic and Trading Company, Ltd., filed herewith.

Distributions Agreement dated February 9, 2007, with Jianshuang Zhang – Hubei, filed herewith.

Distributions Agreement, dated February 3, 2007, with Hunan Green Food Distribution Company, Ltd., filed herewith.

Distributions Agreement dated January 29, 2007, with Harbin Huadingwei Trading Company, Ltd., filed herewith.

Distributions Agreement dated February 6, 2007, with Hangzhou Hesheng Economic and Trading Company, Ltd., filed herewith.

Distributions Agreement dated January 16, 2007, with Guangdong Jinpei Lin, filed herewith.

Distributions Agreement dated January 9, 2007, with Fujian Tianyi Economic and Trading Company Ltd., filed herewith.

Distributions Agreement, dated January 20, 2007, with Beijing Yaping Liu, filed herewith.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: May 16, 2007	By:	/s/ JINJIANG WANG
JINJIANG WANG President, Chief Executive Officer, Director and Principal Executive Officer

Date: May 16, 2007	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer