Form 10QSB/A
period 2006-06-30
China Kangtai Cactus Bio-tech, Inc.
filed 2007-08-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

CHINA KANGTAI CACTUS BIO-TECH INC.
(Name of small business issuer in its charter)

Nevada	Commission File No.	87-0650263
(State or Other Jurisdiction of Incorporation or Organization)	000-33097	(I.R.S. Employer Identification Number)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of July 21, 2006, the issuer had outstanding 17,739,625 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes  ☐  No ☒

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-QSB/A
June 30, 2006

Part I - FINANCIAL INFORMATION

CHINA KANGTAI CACTUS BIO-TECH INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 (UNAUDITED)

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
	(Restated)

Current Assets
Cash and cash equivalents	$339,787	$887,637
Accounts receivable, net of allowances	524,651	913,163
Accounts receivable from a related party	-	204,461
Inventories	7,112,697	4,346,262
Other receivables and prepaid expenses	35,107	113,377
Deposit paid to a related company	-	525,675
Total Current Assets	8,012,242	6,990,575

Property and Equipment, Net	3,457,639	4,315,602

Other Assets
Intangible assets, net	681,544	714,493
Land use rights, net	1,248,351	182,084
Total Assets	$13,399,776	$12,202,754

Current Liabilities
Accounts payable	$48,730	$121,289
Other payables and accrued liabilities	134,059	165,924
Note payable	756,855	749,690
Taxes payable	68,243	292,276
Total current liabilities	1,007,887	1,329,179

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 17,739,625 and 17,105,625 shares, respectively	17,740	17,105
Additional paid-in capital	6,535,115	5,530,435
Retained earnings
Appropriated	1,085,512	885,137
Unappropriated	4,381,176	4,308,398
Accumulated other comprehensive income	372,346	132,500
Total stockholders' equity	12,391,889	10,873,575
Total Liabilities and Stockholders' Equity	$13,399,776	$12,202,754

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)

Net Sales	$2,496,104	$1,706,901	$4,540,140	$3,735,134

Cost of Sales	(1,513,947)	(1,107,178)	(2,802,552)	(2,428,361)

Gross Profit	982,157	599,723	1,737,588	1,306,773

Operating Expenses
Selling expenses	43,540	40,775	132,267	153,443
General and administrative expenses	93,831	97,332	188,525	209,539
Stock-based compensation	973,400	-	973,400	-
Stock issued for services	9,300	300,000	9,300	300,000
Depreciation	15,463	5,332	30,953	10,664
Amortization of land use rights	3,003	302	6,012	604
Amortization of intangible assets	29,130	28,262	58,312	56,522
Total operating expenses	1,167,667	472,003	1,398,769	730,772
Income from Operations	(185,510)	127,720	338,819	576,001

Other Income (Expenses)
Government grant	-	-	-	24,155
Interest income	-	164	-	201
Imputed interest	(11,299)	-	(22,615)	-
Loss on disposal of property and equipment	38	-	(42,933)	-
Other income (expense) - net	(93)	529	(118)	338
Total Other Income (Expenses)	(11,354)	693	(65,666)	24,694
Income before Income Taxes	(196,864)	128,413	273,153	600,695
Income Tax Expense	-	-	-	-
Net Income	(196,864)	128,413	273,153	600,695
Other Comprehensive Income
Foreign currency translation gain (loss)	29,713	-	239,846	-
Comprehensive Income	(167,151)	128,413	512,999	600,695

Net income per common share
Basic and diluted	$(0.01)	$0.01	$0.02	$0.04

Weighted average number of common shares outstanding
Basic and Diluted	17,105,625	15,821,690	17,105,625	15,821,690

See notes to consolidated financial statements

China Kangtai Cactus Bio-Tech Inc and Subsidiaries
Statement of Stockholders’ Equity
(Expressed in US Dollars)

	Common Stock $0.001 par value		Additional paid-in	Unappropriated retained	Appropriated retained	Accumulated other comprehensive	Due to
	Shares	Amount	capital	earnings	earnings	income	Stockholders	Total
Balance at December 31, 2004	15,821,690	15,821	5,186,738	3,701,862	696,182	-	66,400	9,667,013
Stock issued in connection with recapitalization	855,364	855	- 855	-	-	-	-	-
Stock issued for services	428,571	429	299,571	-	-	-	-	300,000
Repayment to stockholders	-	-	-	-	-	-	66,400	(66,400)
Imputed interest on note payable	-	-	44,981	-	-	-	-	44,981
Net income for the year	-	-	-	795,491	-	-	-	795,491
Transfer to statutory and staff welfare reserves	-	-	-	(188,955)	188,955	-	-	-
Currency translation adjustment	-	-	-	-	-	132,500	-	132,500
Balance at December 31, 2005	17,105,625	$17,105	$5,530,435	$4,308,398	$885,137	$132,500	-	$10,873,585
Unaudited and restated:
Imputed interest on note payable			11,316					11,316
Net income for the 1st quarter in 2006				470,017				470,017
Transfer to statutory and staff welfare reserves				(75,635)	75,635			-
Currency translation adjustment						210,133		210,133
Balance at March 31, 2006	17,105,625	17,105	5,541,751	4,702,780	960,772	342,633	-	11,565,051
Imputed interest on note payable			11,299					11,299
S-8 stock issued for compensation in June, 2006	628,000	629	972,771					973,400
Stock issued for services	6,000	6	9,294					9,300
Net income for the 2nd quarter in 2006				(196,864)				(196,864)
Transfer to statutory and staff welfare reserves				(124,740)	124,740			-
Currency translation adjustment						29,713		29,713
Balance at June 30, 2006	17,739,625	17,740	6,535,115	4,381,176	1,085,512	372,346	-	12,391,899

See notes to consolidated financial statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Six Months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
	(Restated)
Cash Flows from Operating Activities
Net income	$273,153	$600,695
Adjustmens to reconcile net income to net cash provided by (used for) operating activities
Depreciation - cost of sales	81,199	157,295
Depreciation - operating expenses	30,953	10,664
Amortization of land use rights	6,012	604
Amortization of intangible assets	58,312	56,522
Recovery of inventory written-down	(59,047)	-
Stock-based compensation	973,400	-
Stock issued for services	9,300	300,000
Loss on disposal of property and equipment	42,933	-
Imputed interest	22,615	-
Changes in operating assets and liabilities
Accounts receivable, net	388,512	78,201
Accounts receivable - related party	204,461	-
Other receivables and prepaid expenses	78,270	(1,148)
Inventories	(2,127,404)	(1,859,200)
Deposit paid - related party	525,675	-
Accounts payable	(72,559)	(77,845)
Other payables and accrued liabilities	(42,740)	(66,201)
Taxes payable	(224,033)	225,131
Net cash provided by (used for) operating activities	169,012	(575,282)
Cash Flows from Investing Activities
Net cash flow in purchase of Taishan Kangda (Note4)	(1,473,665)	-
Proceeds from disposals of property and equipment	961,164	-
Purchase of automobiles	(27,685)
Purchase of land use rights	(431,115)	(809)
Net cash provided by (used for) investing activities	(971,301)	(809)
Cash Flows from Financing Activities
Due from a related party	-	603,865
Due from stockholders	-	(366,400)
Note payable	7,165	-
Net cash provided by (used for) financing activities	7,165	237,465

Effect of exchange rate on cash	247,274	-
Increase (decrease) in cash and cash equivalents	(547,850)	(338,626)

Cash and cash equivalents, beginning of period	887,637	701,234

Cash and cash equivalents, end of period	$339,787	362,608

Supplemental disclosures of cash flow information:
Interest paid	$0	$0
Income taxes paid	$0	$0

See notes to consolidated financial statements

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On June 3, 2005, pursuant to an Agreement for Sales of Ownership, InvestNet sold its100% owned subsidiaries, Champion Agents Limited and Interchance Limited, to a company controlled by a former director and stockholder. The sale consideration was for the purchaser to assume the liabilities of Champion Agents Limited, DSI Computer Technology Company Limited, a subsidiary of Champion Agents Limited and Interchance Limited. After sale of its subsidiaries, InvestNet became a non-operating shell corporation.

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

Since InvestNet was a non-operating shell corporation after the sale of its two subsidiaries, the merger of InvestNet and BVI China Kangtai has been treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (“BVI China Kangtai”) and as a reorganization by the accounting acquiree (“InvestNet”). The financial statements have been prepared as if the reorganization had occurred retroactively.

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

NOTE 4 ACQUISITION OF TAISHAN KANGDA

Pursuant to an agreement dated June 26, 2006, the Company acquired 100% equity interest in Taishan Kangda which was previously owned by two stockholders for $1,475,000 in cash. One of the Taishan Kangda shareholders was the Company’s president who owns 27.1% of the Company’s issued and outstanding stock; the other stockholder was the president’s son and the Company’s general manager who owns 21.9% of the Company’s issued and outstanding stock. Taishan Kangda has not yet commenced business operations but owns a piece of land of approximately 240,000 square metres in Guangdong Taishan used for growing cactus and a factory property.

The allocation of the net assets acquired is as follows:

Cash and cash equivalents	$1,335
Inventories	639,031

Total current assets	640,366

Property and equipment, net	80,370
Land use rights	765,139
Total assets	1,485,875
Less: Other payables and accrued liabilities	(10,875)

Net assets acquired	1,475,000

Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:

Cash consideration paid	$1,475,000
Less: cash and cash equivalents acquired	(1,335)

Net cash inflow	$1,473,665

The acquisition of Taishan Kangda was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Taishan Kangda have been included in the consolidated statements of operations and comprehensive income since June 26, 2006.

Had the acquisition occurred January 1, 2005, pro forma combined results of operations would be:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net sales	$2,496,104	$1,706,901	$4,540,140	$3,735,134
Net income	$(202,530)	$122,747	$261,821	$589,363
Net income per common share-basic and diluted	$(0.01)	$0.01	$0.01	$0.04

NOTE 5 - INVENTORIES

Inventories consist of:

	June 30,	December 31,
	2006	2005
Cactus stock	$5,424,721	$4,715,577
Other raw materials	1,537,429	215,791
Work-in-progress	1,539	-
Finished goods	169,209	139,398
	7,132,898	5,070,766

Less: allowance for market adjustments to inventories	(20,201)	(724,504)
	$7,112,697	$4,346,262

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 30,	December 31,
	2006	2005
Buildings	$2,572,079	$3,887,142
Plant equipment and machinery	1,379,572	1,331,854
Motor vehicles	246,965	211,588
Furniture and office equipment	12,382	11,974
Total	4,210,998	5,442,558
Less accumulated depreciation	(753,359)	(1,126,956)
Net	$3,457,639	$4,315,602

 NOTE 7 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30,	December 31,
	2006	2005

Patents and licenses	$1,170,935	$1,130,435
Total	1,170,935	1,130,435
Less accumulated amortization	489,391	(415,942)
Net	$681,544	$714,493

NOTE 8 - LAND USE RIGHTS

Land use rights, net consist of:

	June 30,	December 31,
	2006	2005
Harbin Hainan Kangda	$495,396	$188,019
Taishan Kangda	765,139
Total	1,260,535	188,019
Less accumulated amortization	(12,184)	(5,935)
Net	$1,248,351	$182,084

NOTE 9 - NOTE PAYABLE

Note payable consists of:

	June 30,	December 31,
	2006	2005

Note payable to a financial institution, unsecured and due on demand.	$756,855	$749,690

The note is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is charged at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $22,615 for the six months ended June 30, 2006.

NOTE 10 STOCKHOLDERS’ EQUITY

(A)  Stock issuances

In June 2006, the Company issued 628,000 shares of common stock having a fair value of $973,400 to fifteen staff as stock bonuses.
In June 2006, the Company issued 6,000 shares of common stock having a fair value of $9,300 to a consultant for services provided.

Note 11 - INCOME TAXES

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
Harbin Hainan Kangda and Taishan Kangda were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Harbin Hainan Kangda located its factories in a special economic region in Harbin, the PRC. This economic region allows foreign owned enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2005 and 2006 and a 50% income tax reduction for the following three years, being 2007 to 2009. Harbin Hainan Kangda was approved as a wholly owned foreign enterprise in March 2005. No income tax expense has been recorded for 2005 and 2006 as Harbin Hainan Kangda was exempt under the special economic region rules.

NOTE 12 RELATED PARTY TRANSACTIONS

Pursuant to an agreement dated June 26, 2006, the Company acquired 100% equity interest in Taishan Kangda which was previously owned by two stockholders for $1,475,000 in cash. One of the Taishan Kangda stockholders was the Company’s president who owns 27.1% of the Company’s issued and outstanding stock; the other stockholder was the president’s son and the Company’s general manager who owns 21.9% at the Company’s issued and outstanding stock.

NOTE 13 - SEGMENTS

The Company operates in only one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and cactus powder to pharmaceutical companies for use in medical products.

NOTE 14 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at June 30, 2006 and for the three and six months then ended. The purpose of the restatement is to correct certain accounting errors previously reported by the Company. The most significant errors related to the Company’s reporting of consignment sales and related cost of sales. As previously reported, the Company recorded shipments of products to retail outlets on consignment as sales at the time of shipment to the outlets. Since the consignees are not obligated to pay the Company until they sell the products to customers, the Company should not have recognized any revenue (and related cost of sales) at the time of shipment to consignees. Until the consignees sell the products to customers, the products remain the inventory of the Company.

As previously reported, the Company allocated $132,091 of the $1,475,000 purchase price of Taishan Kangda to goodwill and $633,048 to land use rights. As restated, the Company has adjusted that allocation to $0 for goodwill and $765,139 for land use rights.

The effect of the restatement adjustments on the consolidated balance sheet at June 30, 2006 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash and cash equivalents	$1,361,998	$(1,022,211)	$339,787
Accounts receivable, net	706,574	(181,923)	524,651
Inventories	7,441,503	(328,806)	7,112,697
Other receivables and prepaid expenses	20,079	15,028	35,107

Total current assets	9,530,154	(1,517,912)	8,012,242

Plant, property and equipment, net	3,454,939	2,700	3,457,639
Intangible assets, net	813,090	(131,546)	681,544
Land use rights, net	1,115,874	132,477	1,248,351

Total assets	$14,914,057	$(1,514,281)	$13,399,776

Notes payable	$756,250	$605	$756,855
Accounts payable	87,500	(38,770)	48,730
Accrued expenses payable	182,805	(48,746)	134,059
Taxes payable	128,946	(60,703)	68,243

Total current liabilities	1,155,501	(147,614)	1,007,887

Common stock	17,739	1	17,740
Additional paid-in capital	6,535,189	(74)	6,535,115
Retained earnings	6,845,695	(1,379,007)	5,466,688
Accumulated other comprehensive income	359,933	12,413	372,346

Total stockholders' equity	13,758,556	(1,366,667)	12,391,889

Total liabilities and stockholders' equity	$14,914,057	$(1,514,281)	$13,399,776

The effect of the restatement on the consolidated statement of operations and comprehensive income for the three months ended June 30, 2006 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Net sales	$4,322,610	$(1,826,506)	$2,496,104
Cost of sales	(2,828,415)	1,314,468	(1,513,947)

Gross profit	1,494,195	(512,038)	982,157

Selling expenses	47,508	(3,968)	43,540
General and administrative expenses	150,596	(56,765)	93,831
Stock-based compensation	982,700	-	982,700
Depreciation	15,526	(63)	15,463
Amortization of land use rights	3,016	(13)	3,003
Amortization of intangible assets	29,250	(120)	29,130

Total operating expenses	1,228,596	(60,929)	1,167,667

Income from operations	265,599	(451,109)	(185,510)

Interest income	86	(86)	-
Imputed interest	(11,345)	46	(11,299)
Loss on disposal of property and equipment	(119)	157	38
Other income (expense)-net	55,736	(55,829)	(93)

Income before income taxes	309,957	(506,821)	(196,864)
Income taxes	-	-	-

Net income	309,957	(506,821)	(196,864)

Other comprehensive income- foreign currency translation adjustment	-	29,713	29,713

Comprehensive income	$309,957	$(477,108)	$(167,151)

Net income per share- basic and diluted	$0.02	$(0.03)	$(0.01)

The effect of the restatement adjustments on the consolidated statement of operations and comprehensive income for the six months ended June 30, 2006 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Net sales	$7,895,296	$(3,355,156)	$4,540,140
Cost of sales	4,769,967	(1,967,415)	2,802,552

Gross profit	3,125,329	(1,387,741)	1,737,588

Selling expenses	138,942	(6,675)	132,267
General and administrative expenses	238,708	(50,183)	188,525
Stock-based compensation	982,700	-	982,700
Depreciation	31,052	(99)	30,953
Amortization of land use rights	6,031	(19)	6,012
Amortization of intangible assets	58,500	(188)	58,312

Total operating expenses	1,455,933	(57,164)	1,398,769

Income from operations	1,669,396	(1,330,577)	338,819

Interest income	159	(159)	-
Imputed interest	(22,688)	73	(22,615)
Loss on disposal of property and equipment	(43,190)	257	(42,933)
Other income (expense)-net	48,483	(48,601)	(118)

Income before income taxes	1,652,160	(1,379,007)	273,153
Income taxes	-	-	-

Net income	1,652,160	(1,379,007)	273,153

Other comprehensive income- foreign currency translation adjustment	227,433	12,413	239,846

Comprehensive income	$1,879,593	$(1,366,594)	$512,999

Net income per share- basic and diluted	$.10	$(.08)	$.02

Item 2. Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of August 14, 2007; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

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

As of June 30, 2006, the Company has established over 520 acres of cactus-farming bases in the Hainan, Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti, Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen Cacti are used by the Company to produce cactus fruit drinks and nutraceutical products and Mexican Milpa-Alta is predominantly used by the Company to produce cactus nutritional food products. As of June 30, 2006, the Company’s annual production capability of cactus fruit and edible cactus is 250 tons and 78,000 tons respectively. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

The Company entered into co-operative processing agreements with Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory dated March 10th, 2004. The Company renewed these contracts on March 10, 2006. Pursuant to these contracts, the Company provides the raw materials, the quality control guidelines and the technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide certain other materials, the processing facilities and the labor. The Company inspects all of the final products produced under these co-operative processing arrangements.

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

Consolidated Results of Operations

The three month period ended June 30, 2006 as compared to the three months ended June 30, 2005

For the three months ended June 30, 2006, revenues increased by $789,203 or 46.2% to $ 2,496,104 from $1,706,901 as compared to the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s has increased production and sales of its products, due to higher market demand in China. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the three months ended June 30, 2006, cost of sales increased by $406,769 or 36.7% to $1,513,947 from $1,107,178, as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was an increase of marketing related expenditures and production costs.

For the three months ended June 30, 2006, operating expenses increased by $695,664, or approximately 147.7% to $1,167,667, as compared to $472,003 for the three months ended June 30, 2005. This increase was the result of several factors, the most significant of which was a non-cash expense of $982,700 incurred during the period ended June 30, 2006 for stock bonuses awarded to one consultant and 15 employees who made significant contributions to the company. The company had no expenses for award of stock as compensation during the three months ended June 30, 2005, except $300,000 for services. In addition to the stock bonus expense, selling and distribution expenses increased by $2,765 or 6.8% to $43,540 from $40,775 as compared to the corresponding period of the prior year and general and administrative expenses decreased slightly by $3,501 or 3.6% to $93,831 from $97,332 as compared to the corresponding period of the prior year.  The decrease was primarily attributable to Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc., and the Company’s cutting of its expenses such as legal fees, transfer agent fees, auditors’ fees and printing fees for the Company to fulfill its obligations as a public company.

For the three months ended June 30, 2006, net income decreased by $325,277 or 253.3%, to $(196,864) from $128,413 for the corresponding period of the prior year. The decrease was primarily due to the one-time stock based compensation.

For the three months ended June 30, 2006, other income decreased $12,047 from $693 to $(11,354), or 1738.4%. This large, non-recurring decrease was mainly due to the imputed interest expense.

The six month period ended June 30, 2006 as compared to the six month period ended June 30, 2005

For the six months ended June 30, 2006, revenues increased by $805,006 or 21.6% to $4,540,140 from $3,735,134 as compared to the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s has increased production and sales of its products, due to higher market demand in China. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the six months ended June 30, 2006, cost of sales increased by $374,191 or 15.4% to $2,802,552 from $2,428,361 as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was an increase of marketing related expenditures and production costs.

For the six months ended June 30, 2006, selling and distribution expenses decreased by $21,176 or 13.8% to $132,267 from $153,443 as compared to the corresponding period of the prior year.  The decrease of selling and distribution expenses was primarily attributable to the Company’s streamlining of its operating team and sales forces, plus its allocation of sales and distribution expenses to the regional sales agent companies in different provinces of China.

For the six months ended June 30, 2006, general and administrative expenses decreased by $21,014 or 10.0% to $188,525 from $209,539 as compared to the corresponding period of the prior year.  The primary factor for the decrease was the Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc.

For the six months ended June 30, 2006, net income decreased by $327,542 or 54.5%, to $273,153 from $600,695 for the corresponding period of the prior year.  The decrease was primarily due to the large stock based compensation of almost $1million in June.

Liquidity and Capital Resources -June 30, 2006

Operating. For the six month period ended June 30, 2006, the Company’s operations generated cash resources of $169,012 as compared to utilizing cash resources of $575,282 for the six month period ended June 30, 2005, an increase of $744,294 or approximately 129.4%.  The increase was mainly due to the one-time stock based compensation and decreases in account receivables.

Investing and financing. For the six month period ended June 30, 2006, the Company’s investing activities used cash resources of $971,301 as compared to using cash resources totaling $809 for the six month period ended June 30, 2005, a decrease of $970,492. The decrease was mainly due to Company’s acquisition of Taishan Kangda.

For the six month period ended June 30, 2006, the Company’s financing activities generated cash resources of $7,165 as compared to generating cash resources totaling $237,465 for the six month period ended June 30, 2005, a decrease of $230,300 or 97%. The decrease was mainly due to the absence of a due from a related party.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company’s financial condition or results of operations.

Item 3.  Controls and Procedures.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the date of filing of this amended report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of the date of filing of this amended report for the period ended June 30, 2006, to provide reasonable assurance of the achievement of these objectives.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)  See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: August 14, 2007	By:	/s/ JINJIANG WANG
JINJIANG WANG President, Chief Executive Officer, Director and Principal Executive Officer

Date: August 14, 2007	By:	/s/ HONG BU
HONG BU Chief Financial Officer, Director and Principal Financial and Accounting Officer