Form 10QSB
period 2007-06-30
China Kangtai Cactus Bio-tech, Inc.
filed 2007-08-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of July 16, 2007, the issuer had outstanding 17,739,625 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

 CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-QSB
June 30, 2007

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$150,173	$451,936
Accounts receivable, net of allowances	3,485,874	1,777,507
Accounts receivable from a related party	-	1,924
Inventories	8,125,479	7,382,444
Other receivables and prepaid expenses	27,734	24,310
Total Current Assets	11,789,260	9,638,121

Property and Equipment, net of accumulated depreciation of $1,020,455 and $889,662, respectively	3,425,428	3,444,787

Other Assets
Intangible assets, net	591,984	637,402
Land use rights, net	1,260,821	1,250,429
Total Assets	$17,067,493	$14,970,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$24,000	$64,758
Other payables and accrued liabilities	168,900	156,693
Note payable	795,554	775,913
Taxes payable	377,030	78,336
Total current liabilities	1,365,484	1,075,700

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
none issued and outstanding	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,739,625 shares, respectively	17,740	17,740
Additional paid-in capital	6,581,949	6,558,082
Retained earnings
Appropriated	1,617,500	1,361,365
Unappropriated	6,421,213	5,266,815
Accumulated other comprehensive income	1,063,607	691,037
Total stockholders' equity	15,702,009	13,895,039
Total Liabilities and Stockholders' Equity	$17,067,493	$14,970,739

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
Net Sales	$3,715,314	$2,496,104	$6,089,423	$4,540,140
	-	-
Cost of Sales	(2,357,715)	(1,513,947)	(3,974,258)	(2,802,552)
		-
Gross Profit	1,357,599	982,157	2,115,165	1,737,588
	-	-
Operating Expenses	-	-
Selling expenses	70,262	43,540	97,827	132,267
General and administrative expenses	100,460	93,831	174,794	188,525
Stock-based compensation	-	973,400	-	973,400
Stock issued for service	-	9,300	-	9,300
Depreciation	16,959	15,463	33,651	30,953
Amortization of land use rights	8,932	3,003	17,723	6,012
Amortization of intangible assets	31,048	29,130	61,159	58,312
Total operating expenses	227,661	1,167,667	385,154	1,398,769
Income from Operations	1,129,938	(185,510)	1,730,011	338,819
	-	-
Other Income (Expenses)	-	-	-	-
Interest income	-	-	-	-
Imputed interest	(12,144)	(11,299)	(23,867)	(22,615)
Loss on disposal of property and equipment	-	38	-	(42,933)
Other income (expense) - net	-	(93)	-	(118)
Total Other Income (Expenses)	(12,144)	(11,354)	(23,867)	(65,666)
Income before Income Taxes	1,117,794	(196,864)	1,706,144	273,153
Income Tax Expense	(192,401)	-	(295,611)	-
Net Income	925,393	(196,864)	1,410,533	273,153
Other Comprehensive Income	-	-
Foreign currency translation gain (loss)	269,595	29,713	372,570	239,846
Comprehensive Income	1,194,988	(167,151)	1,783,103	512,999

Net income per common share
Basic and diluted	$0.05	$(0.01)	$0.08	$0.02

Basic and Diluted	17,739,625	17,105,625	17,739,625	17,105,625

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc and Subsidiaries
Statement of Stockholders’ Equity
(Expressed in US Dollars)

								Accumulated
	Common Stock			Additional		Unappropriated	Appropriated	other
	$0.001 par value			paid-in		retained	retained	comprehensive
	Shares		Amount	capital		earnings	earnings	income	Total

Balance at December 31, 2005	17,105,625		17,105	5,530,435		4,308,398	885,137	132,500	10,873,575
Stock issued for services	634,000		635	982,065		-	-	-	982,700
Imputed interest on note payable	-		-	45,582		-	-	-	45,582
Transfer to statutory and
staff welfare reserves	-		-	-		(476,228)	476,228	-	-
Net income for the year ended December 31, 2006	-		-	-		1,434,645	-	-	1,434,645
Currency translation adjustment	-		-	-		-	-	558,537	558,537
Balance at December 31, 2006	17,739,625		$17,740	$6,558,082		$5,266,815	$1,361,365	$691,037	$13,895,039
Unaudited and restated:
Stock issued for services
Imputed interest on note payable	-		-	11,723		-	-	-	11,723
Transfer to statutory and
staff welfare reserves	-		-	-		(91,059)	91,059	-	-
Net income for the three months ended March 31, 2007	-		-	-		485,140	-	-	485,140
Currency translation adjustment	-	#	-	-	#	-	-	102,975	102,975
Balance at March 31, 2007	17,739,625		$17,740	$6,569,805		$5,660,896	$1,452,424	$794,012	$14,494,877
Unaudited:
Imputed interest on note payable	-		-	12,144		-	-	-	12,144
Transfer to statutory and
staff welfare reserves	-		-	-		(165,076)	165,076	-	-
Net income for the three months ended June 30, 2007	-		-	-		925,393	-	-	925,393
Currency translation adjustment	-	#	-	-	#	-	-	269,595	269,595
Balance at June 30, 2007	17,739,625		$17,740	$6,581,949		$6,421,213	$1,617,500	$1,063,607	$15,702,009

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
		(Restated)
Cash Flows from Operating Activities
Net income	$1,410,533	$273,153
Adjustments to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	73,155	81,199
Depreciation - operating expenses	33,651	30,953
Amortization of land use rights	17,723	6,012
Amortization of intangible assets	61,159	58,312
Recovery of inventory written-down	-	(59,047)
Stock-based compensation	-	973,400
Stock issued for services	-	9,300
Loss on disposal of property and equipment	-	42,933
Imputed interest	23,867	22,615
Changes in operating assets and liabilities
Accounts receivable, net	(1,708,367)	388,512
Accounts receivable - related party	1,924	204,461
Other receivables and prepaid expenses	(3,424)	78,270
Inventories	(743,035)	(2,127,404)
Deposit paid - related party	-	525,675
Accounts payable	(40,758)	(72,559)
Other payables and accrued liabilities	12,207	(42,740)
Taxes payable	298,694	(224,033)
Net cash provided by (used for) operating activities	(562,671)	169,012
Cash Flows from Investing Activities
Acquisition of Taishan Kangda	-	(1,473,665)
Proceeds from disposals of property and equipment	-	961,164
Purchase of property and equipment	(1,686)	(27,685)
Purchase of land use rights	-	(431,115)
Net cash provided by (used for) investing activities	(1,686)	(971,301)
Cash Flows from Financing Activities
Note payable	19,641	7,165
Net cash provided by (used for) financing activities	19,641	7,165

Effect of exchange rate on cash	242,953	247,274
Increase (decrease) in cash and cash equivalents	(301,763)	(547,850)

Cash and cash equivalents, beginning of period	451,936	887,637

Cash and cash equivalents, end of period	$150,173	339,787

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter collectively referred to as the “Company”.

The accompanying consolidated financial statements include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda (from June 26, 2006).

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - INVENTORIES

Inventories consist of:

	June 30,	December 31,
	2007	2006
Cactus stock	$6,630,802	$5,680,089
Other raw materials	1,420,843	1,888,726
Work-in-progress	200,034	228,108
Finished goods	566,256	246,750
	8,817,935	8,043,673
Less: allowance for market adjustments to inventories	(692,456)	(661,229)
	$8,125,479	$7,382,444

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 30,	December 31,
	2007	2006
Buildings	$2,715,924	$2,648,869
Plant equipment and machinery	1,456,316	1,418,693
Motor vehicles	259,592	253,183
Furniture and office equipment	14,051	13,704
Total	4,445,883	4,334,449
Less accumulated depreciation	(1,020,455)	(889,662)
Net	$3,425,428	$3,444,787

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30,	December 31,
	2007	2006

Patents and licenses	$1,232,123	$1,201,702
Total	1,232,123	1,201,702
Less accumulated amortization	(640,139)	(564,300)
Net	$591,984	$637,402

The estimated amortization of intangible assets expense for each of the five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $123,212.

NOTE 6 - LAND USE RIGHTS

Land use rights, net consist of:

	June 30,	December 31,
	2007	2006
Harbin Hainan Kangda	$652,818	$638,135
Taishan Kangda	782,655	765,139
Total	1,435,473	1,403,274
Less accumulated amortization	(174,652)	(152,845)
Net	$1,260,821	$1,250,429

The estimated amortization of land use rights expense for each of the five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $35,887.

NOTE 7 - NOTE PAYABLE

Note payable consists of:

	June 30,	December 31,
	2007	2006

Note payable to a financial institution, unsecured and due on demand.	$795,554	$775,913

The note payable is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $23,867 and $22,615 for the three months ended June 30, 2007 and 2006, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

Stock issuances

In June 2006, the Company issued 628,000 shares of common stock having a fair value of $973,400 to fifteen persons as stock bonuses.

In June 2006, the Company issued 6,000 shares of common stock having a fair value of $9,300 to a consultant for services provided.

Appropriated retained earnings

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Harbin Hainan Kangda is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $1,617,500 and $1,361,365 at June 30, 2007 and December 31, 2006, respectively.

NOTE 9 - INCOME TAXES

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in 2007 and 2006 since US China Kangtai had taxable losses in those periods.

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

Harbin Hainan Kangda and Taishan Kangda were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Harbin Hainan Kangda located its factories in a special economic region in Harbin, the PRC. This economic region allows foreign owned enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2005 and 2006 and a 50% income tax reduction for the following three years, being 2007 to 2009. Harbin Hainan Kangda was approved as a wholly owned foreign enterprise in March 2005. No income tax expense has been recorded for 2006 as Harbin Hainan Kangda was exempt under the special economic region rules.

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

As of the date of this report, the Company has approximately 387 acres of cactus-farming bases in the Hainan, Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti, Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen Cacti are used by the Company to produce cactus fruit drinks and nutraceutical products and Mexican Milpa-Alta is predominantly used by the Company to produce cactus nutritional food products. The Company’s annual production capability of edible cactus is 60,000 tons. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

The Company entered into co-operative processing agreements with Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory dated March 10th, 2004. The Company renewed these agreements on March 10, 2006. Pursuant to these agreements, the Company provides the raw materials, the quality control guidelines and the technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide certain other materials, the processing facilities and the labor. The Company inspects all of the final products produced under these co-operative processing arrangements.

Also, the Company has entered into co-operative production agreements with two nutraceutical producers, Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HuaLan Dairy Factory. Pursuant to these agreements, the Company provides the raw materials, the technical support and the quality control guidelines while the processors (Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County Hua Lan Dairy Factory) provide the labor and the production facilities.
In 2006, the Company has entered two new co-processing agreements with Huimeijia Bio-tech Ltd. to produce nutriceutical soft capsules and Kangwei Health Foods Ltd. of Mudanjiang City to produce cactus palm dry powder products. Please see the exhibits for details.

Cacti have been proven to contain the following elements:

1.               Protein and amino acids;

2.               Organic fat and carbohydrates ;

3.              14 kinds of minerals;

4.              8 Vitamins;

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

The Company has established its own R&D institution called the Sino-Mexico Cactus Institution, which is located in Harbin, China. The Sino-Mexico Cactus Institution has been certified by the Heilongjiang Science & Technology Committee. The Company has independently developed 38 kinds of patented cactus-based nutraceuticals and nutritional foods and drinks, by the end of June 2007. Among them, there are 10 nutraceutical products, 16 beverage products, 10 packaged food products, 2 raw & intermediate material products, and 7 cosmetics & personal care products. Most products are in production and sold to the markets, some of them are yet to start production soon.

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

Consolidated Results of Operations

The three month period ended June 30, 2007 as compared to the three months ended June 30, 2006

For the three months ended June 30, 2007, revenues increased by $1,219,210 or 48.8% to $ 3,715,314 from $2,496,104 as compared to the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s has increased production and sales of its products, due to higher market demand in China. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the three months ended June 30, 2007, cost of sales increased by $843,768 or 55.7% to $2,357,715 from $1,513,947, as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was increases of marketing related expenditures and production costs.

For the three months ended June 30, 2007, operating expenses decreased by $940,006, or approximately 80.5% to $227,661, as compared to $1,167,667 for the three months ended June 30, 2006. This decrease was the result of the onetime non-cash expense of $982,700 incurred during the period ended June 30, 2006 for stock bonuses awarded to one consultant and 15 employees who made significant contributions to the company. The company had no expenses for award of stock as compensation during the three months ended June 30, 2007. Selling and distribution expenses increased by $26,722 or 61.4% to $70,262 from $43,540 as compared to the corresponding period of the prior year and general and administrative expenses increased slightly by $6,629 or 7.1% to $100,460 from $93,831 as compared to the corresponding period of the prior year.  The increases were primarily attributable to Company’s increase productions and sales.

For the three months ended June 30, 2007, net income increased by $1,122,257 or 570.1%, to $925,393 from $(196,864) for the corresponding period of the prior year. This large increase was primarily due to the non-occurring of the one-time stock based compensation.

For the three months ended June 30, 2007, other income decreased $790 from $(11,354) to $(12,144), or 7.0%. This small decrease was due to the increase in imputed interest expense.

The six month period ended June 30, 2007 as compared to the six month period ended June 30, 2006

For the six months ended June 30, 2007, revenues increased by $1,549,283 or 34.1% to $6,089,423 from $4,540,140 as compared to the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s has increased production and sales of its products, due to higher market demand in China. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the six months ended June 30, 2007, cost of sales increased by $1,171,706 or 41.8% to $3,974,258 from $2,802,552 as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was increases of marketing related expenditures and production costs.

For the six months ended June 30, 2007, selling and distribution expenses decreased by $34,440 or 26.0% to $97,827 from $132,267 as compared to the corresponding period of the prior year.  The decrease of selling and distribution expenses was primarily attributable to the Company’s streamlining of its sales forces, plus its allocation of sales and distribution expenses to the regional sales agent companies in different provinces of China.

For the six months ended June 30, 2007, general and administrative expenses decreased by $13,731 or 7.3% to $174,794 from $188,525 as compared to the corresponding period of the prior year.  The primary factor for the decrease was the Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc.

For the six months ended June 30, 2007, net income increased by $1,137,380 or 416.4%, to $1,410,533 from $273,153 for the corresponding period of the prior year.  The increase was primarily due to the non-occurring of the one-time large stock based compensation of almost $1million in June 2006.

Liquidity and Capital Resources -June 30, 2007

Operating. For the six month period ended June 30, 2007, the Company’s operations utilized cash resources of $562,671 as compared to generating cash resources of $169,012 for the six month period ended June 30, 2006, a decrease of cash flow of $731,683 or approximately 432.9%.  The decrease was mainly due to the large increase in accounts receivable and the non-occurring of the one-time stock based compensation and decreases in account receivables.

Investing and financing. For the six month period ended June 30, 2007, the Company’s investing activities used cash resources of $1,686 as compared to using cash resources totaling $971,301 for the six month period ended June 30, 2006, an increase in cash flow of $969,615. The increase was mainly due to Company’s acquisition of Taishan Kangda in June 2006.

For the six month period ended June 30, 2007, the Company’s financing activities generated cash resources of $19,641 as compared to generating cash resources totaling $7,165 for the six month period ended June 30, 2006, an increase of $12,476 or 174.1%. The increase was mainly due to the increase in note payable.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.10
Transfer Agreement for Greenhouse, dated January 18, 2006, by and between the Company and the Lindian Cactus Farming Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

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

10.18
Processing Agreement dated January 8, 2006, between the Company and Shandong Tsingtao Beer Inc. Harbin subsidiary, (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.19
Processing Agreement dated January 20, 2006, between the Company and Harbin Ice Lantern Noodle Factory, (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.20	Processing Agreement dated March 30, 2005, between the Company and Harbin Diwang Pharmacy Co. Ltd., (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.21	Processing Agreement dated July 10, 2005, between the Company and Harbin Bin County HuaLan Dairy Factory, (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.22	Processing Agreement dated January 20, 2006, between the Company and Huimeijia Bio-tech Ltd., (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.23	Processing Agreement dated March 2, 2006, between the Company and Kangwei Health Foods Ltd. Of Mudanjiang City, (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.24	Distributions Agreement dated January 16, 2007, with Liaoning Shenneng Trading and Development Ltd., (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.25	Distributions Agreement dated February 15, 2007, with Jilin Yanji Economic and Trading Company, Ltd., (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.26	Distributions Agreement dated February 9, 2007, with Jianshuang Zhang - Hubei, (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.27	Distributions Agreement dated February 3, 2007, with Hunan Green Food Distribution Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.28	Distributions Agreement dated January 29, 2007, with Harbin Huadingwei Trading Company, Ltd., (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.29	Distributions Agreement dated February 6, 2007, with Hangzhou Hesheng Economic and Trading Company, Ltd., (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.30	Distributions Agreement dated January 16, 2007, with Guangdong Jinpei Lin, (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.31	Distributions Agreement dated January 9, 2007, with Fujian Tianyi Economic and Trading Company Ltd., (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.32	Distributions Agreement dated January 20, 2007, with Beijing Yaping Liu, (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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