Form 10QSB/A
period 2006-03-31
China Kangtai Cactus Bio-tech, Inc.
filed 2007-08-24
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO _____.

CHINA KANGTAI CACTUS BIO-TECH INC.
(Name of small business issuer in its charter)

Nevada	87-0650263
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

99 Taibei Road
Limin Economic and Technological Development Zone
Harbin, Heilongjiang Province
P. R. China, Zip Code: 150025
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

EXPLANATORY NOTE

This amended report on Form 10-QSB/A is being filed for the purpose of including restated consolidated financial statements as of March 31, 2006 and for the three months then ended.  Reference should be made to Note 14 of the Notes to the Consolidated Financial Statements filed herewith for information regarding the purpose and the effects of the restatement.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-QSB/A
March 31, 2006

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
	(Restated)
Current Assets
Cash and cash equivalents	$504,458	$887,637
Accounts receivable, net of allowances	1,520,684	913,163
Accounts receivable from a related party	343,200	204,461
Inventories	5,485,708	4,346,262
Other receivables and prepaid expenses	208,535	113,377
Deposit paid to a related company	-	525,675
Total Current Assets	8,062,585	6,990,575
Property and Equipment, Net	3,391,476	4,315,602

Other Assets
Intangible assets, net	709,113	714,493
Land use rights, net	485,064	182,084
Total Assets	$12,648,238	$12,202,754

Current Liabilities
Accounts payable	$142,272	$121,289
Other payables and accrued liabilities	112,412	165,924
Note payable	755,040	749,690
Taxes payable	73,473	292,276
Total current liabilities	1,083,197	1,329,179

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,105,625 and 17,105,625 shares, respectively	17,105	17,105
Additional paid-in capital	5,541,751	5,530,435
Retained earnings
Appropriated	960,772	885,137
Unappropriated	4,702,780	4,308,398
Accumulated other comprehensive income	342,633	132,500
Total stockholders' equity	11,565,041	10,873,575
Total Liabilities and Stockholders' Equity	12,648,238	$12,202,754

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
	(Restated)
Net Sales	$2,044,036	$2,028,233

Cost of Sales	(1,288,605)	(1,321,183)

Gross Profit	755,431	707,050

Operating Expenses
Selling expenses	88,727	112,668
General and administrative expenses	94,694	112,207
Depreciation	15,490	5,332
Amortization of land use rights	3,009	302
Amortization of intangible assets	29,182	28,260
Total operating expenses	231,102	258,769
Income from Operations	524,329	448,281

Other Income (Expenses)
Government grant	-	24,155
Interest income	-	37
Imputed interest	(11,316)	-
Loss on disposal of property and equipment	(42,971)	-
Other income (expense) - net	(25)	(191)
Total Other Income (Expenses)	(54,312)	24,001
Income before Income Taxes	470,017	472,282
Income Tax Expense	-	-
Net Income	470,017	472,282
Other Comprehensive Income
Foreign currency translation gain (loss)	210,133	-
Comprehensive Income	680,150	472,282

Net income per common share
Basic and diluted	$0.03	$0.03

Weighted average number of common shares outstanding
Basic and Diluted	17,105,625	15,821,690

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Statements of Stockholders' Equity
(Expressed in US Dollars)

								Accumulated
	Common Stock		Preferred Stock		Additional	Unappropriated	Appropriated	other
	$0.001 par value		$0.001 par value		paid-in	retained	retained	comprehensive	Due to
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Stockholders	Total
Balance at December 31, 2004	15,821,690	15,821	10,000	10	5,186,738	3,701,862	696,182	-	66,400	9,667,013
Stock issued in connection										-
with recapitalization	855,364	855			- 855	-	-	-	-	-
Stock issued for services	428,571	429			299,571	-	-	-	-	300,000
Repayment to stockholders	-	-			-	-	-	-	- 66,400	(66,400)
Imputed interest on note payable	-	-			44,981	-	-	-	-	44,981
Net income for the year	-	-			-	795,491	-	-	-	795,491
Transfer to statutory and										-
staff welfare reserves	-	-			-	(188,955)	188,955	-	-	-
Currency translation adjustment	-	-			-	-	-	132,500	-	132,500
Balance at December 31, 2005	17,105,625	$17,105	10,000	$10	$5,530,435	$4,308,398	$885,137	$132,500	-	$10,873,585
Unaudited and restated:
Imputed interest on note payable					11,316					11,316
Net income for the 1st quarter in 2006						470,017				470,017
Transfer to statutory and
staff welfare reserves						(75,635)	75,635			-
Currency translation adjustment								210,133		210,133
Balance at March 31, 2006	17,105,625	17,105	10,000	10	5,541,751	4,702,780	960,772	342,633	-	11,565,051

See Notes to Consolidated Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
	(Restated)
Cash Flows from Operating Activities
Net income	$470,017	$472,282
Adjustments to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	46,762	78,642
Depreciation - operating expenses	15,490	5,332
Amortization of land use rights	3,009	302
Amortization of intangible assets	29,182	28,260
Loss on disposal of property and equipment	42,971	-
Imputed interest	11,316	-
Changes in operating assets and liabilities
Accounts receivable, net	(607,521)	110,451
Accounts receivable - related party	(138,739)	(1,147)
Other receivables and prepaid expenses	(95,158)	-
Inventories	(1,139,446)	(1,393,069)
Deposit paid - related party	525,675	-
Accounts payable	20,983	(43,993)
Other payables and accrued liabilities	(53,512)	(5,813)
Taxes payable	(218,803)	127,187
Net cash provided by (used for) operating activities	(1,087,774)	(621,566)
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	962,013	-
Purchase of land use rights	(431,497)	-
Net cash provided by (used for) investing activities	530,516	-
Cash Flows from Financing Activities
Due from a related party	-	603,865
Due from stockholders	-	(66,400)
Note payable	5,350	-
Net cash provided by (used for) financing activities	5,350	537,465

Effect of exchange rate on cash	168,729	-
Increase (decrease) in cash and cash equivalents	(383,179)	(84,101)

Cash and cash equivalents, beginning of period	887,637	701,234

Cash and cash equivalents, end of period	$504,458	617,133

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - ORGANIZATION

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

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 2- ORGANIZATION - continued

On June 3, 2005, pursuant to an Agreement for Sales of Ownership, InvestNet sold its 100% owned subsidiaries, Champion Agents Limited and Interchance Limited, to a company controlled by a former director and stockholder. The sale consideration was for the purchaser to assume the liabilities of Champion Agents Limited, DSI Computer Technology Company Limited, a subsidiary of Champion Agents Limited and Interchance Limited. After sale of its subsidiaries, InvestNet become a non-operating shell corporation.

On June 3, 2005, pursuant to a Stock Purchase Agreement, InvestNet issued 428,571 shares to a stockholder of BVI China Kangtai for services valued at $300,000.  On the same date, InvestNet exchanged 12% of BVI China Kangtai’s outstanding shares for 1,573,295 shares of common stock, $0.001 par value ( the “Common Stock”), of InvestNet pursuant to an Agreement and Plan of Reorganization it had entered into on May 13, 2005 with the stockholders of BVI China Kangtai.  In addition, the Agreement and Plan of Reorganization called for InvestNet to issue a Convertible Promissory Note for $8,070,000 plus accrued interest at 5% per annum that was converted into 14,248,395 shares (post a one for seventy reverse split) of the Company’s Common Stock (the “Convertible Note”) for the remaining 88% of the outstanding shares of BVI China Kangtai on August 26, 2005. After a one for seventy reverse spilt of the Company’s outstanding Common Stock took place on August 25, 2005, the total number shares of the Company’s outstanding Common Stock was 2,857,230 shares, and after adding the 14,248,395 shares of Common Stock following conversion of the Convertible Note on August 26, 2005, the total outstanding shares of Common Stock of the Company (now US China Kangtai) is 17,105,625 shares.

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

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 2 - ORGANIZATION - continued

(2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

US China Kangtai, BVI China Kangtai and Harbin Hainan Kangda are hereafter referred to as (the “Company”).

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements for 2006 include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai and Harbin Hainan Kangda.

The accompanying unaudited condensed consolidated financial statements for 2005 include the financial statements of BVI China Kangtai and its 100% owned subsidiary, Harbin Hainan Kangda.

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4 - INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Cactus stock	$4,023,636	$4,715,577
Other raw materials	1,409,633	215,791
Work-in-progress	2,390	-
Finished goods	127,097	139,398
	5,562,756	5,070,766
Less: allowance for market adjustments to inventories	(77,048)	(724,504)
	$5,485,708	$4,346,262

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Buildings	$2,485,733	$3,887,142
Plant equipment and machinery	1,376,263	1,331,854
Motor vehicles	218,643	211,588
Furniture and office equipment	12,354	11,974
Total	4,092,993	5,442,558
Less accumulated depreciation	(701,517)	(1,126,956)
Net	$3,391,476	$4,315,602

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Patents and licenses	$1,168,128	$1,130,435
Total	1,168,128	1,130,435
Less accumulated amortization	(459,015)	(415,942)
Net	$709,113	$714,493

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 7 - LAND USE RIGHTS

Land use rights, net consist of:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Harbin Hainan Kangda	$494,208	$188,019

Total	494,208	188,019
Less accumulated amortization	(9,144)	(5,935)
Net	$485,064	$182,084

NOTE 8 - NOTE PAYABLE

Note payable consists of:

	March 31, 2006	December 31, 2005
	(Unaudited)
Note payable to a financial institution, unsecured and due on demand.	$755,040	$749,690

The note is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is charged at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $11,316 for the three months ended March 31, 2006.

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY

   Appropriated retained earnings

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.

In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations Harbin Hainan Kangda is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $960,772 and $885,137 at March 31, 2006 and December 31, 2005, respectively.

NOTE 10 - INCOME TAXES

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

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 11 - RELATED PARTY TRANSACTIONS

In December 2005, the Company placed a deposit of $525,675 to a related company for the purchase of cactus plants. The purchase of cactus plants was subsequently cancelled and the deposit was repaid by the related company in March 2006.

NOTE 12 - SEGMENTS

The Company operates in only one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and the cactus powder to pharmaceutical companies for use in medical products.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Concentrations and risks

During 2006 and 2005, substantially all of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

Substantially all of Harbin Hainan Kangda’s business operations are conducted in the PRC and governed by PRC laws and regulations. Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.

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

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at March 31, 2006 and for the three months then ended. The purpose of the restatement is to correct certain accounting errors previously reported by the Company. The most significant errors related to the Company’s reporting of consignment sales and related cost of sales. As previously reported, the Company recorded shipments of products to retail outlets on consignment as sales at the time of shipment to the outlets. Since the consignees are not obligated to pay the Company until they sell the products to customers, the Company should not have recognized any revenue (and related cost of sales) at the time of shipment to consignees. Until the consignees sell the products to customers, the products remain the inventory of the Company.

The effects of the restatement adjustments on the consolidated balance sheet at March 31, 2006 follow:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash and cash equivalents	$1,118,282	$(613,824)	$504,458
Accounts receivable, net	1,362,411	501,473	1,863,884
Inventories	6,552,569	(1,066,861)	5,485,708
Other receivables and prepaid expenses	209,830	(1,295)	208,535

Total current assets	9,243,092	(1,180,507)	8,062,585

Plant, property and equipment, net	3,396,911	(5,435)	3,391,476
Intangible assets, net	710,250	(1,137)	709,113
Land use rights, net	485,841	(777)	485,064

Total assets	$13,836,094	$(1,187,856)	$12,648,238

Notes payable	$756,250	$(1,210)	$755,040
Accounts payable	49,785	92,487	142,272
Accrued expenses payable	254,718	(142,306)	112,412
Taxes payable	320,787	(247,314)	73,473

Total current liabilities	1,381,540	(298,343)	1,083,197

Common stock	17,105	-	17,105
Additional paid-in capital	5,541,778	(27)	5,541,751
Retained earnings	6,535,738	(872,186)	5,663,552
Accumulated other comprehensive income	359,933	(17,300)	342,633

Total stockholders' equity	12,454,554	(889,513)	11,565,041

Total liabilities and stockholders' equity	$13,836,094	$(1,187,856)	$12,648,238

CHINA KANGTAI CACTUS BIO-TECH INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

The effects of the restatement adjustments on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2006 follow:

	As Previously	Restatement
	Reported	Adjustments	As Restated

Net sales	$3,572,686	$(1,528,650)	$2,044,036
Cost of sales	1,941,552	(652,947)	1,288,605

Gross profit	1,631,134	(875,703)	755,431

Selling expenses	91,434	(2,707)	88,727
General and administrative expenses	88,112	6,582	94,694
Depreciation	15,526	(36)	15,490
Amortization of land use rights	3,015	(6)	3,009
Amortization of intangible assets	29,250	(68)	29,182

Total operating expenses	227,337	3,765	231,102

Income from operations	1,403,797	(879,468)	524,329
Interest income	73	(73)	-
Imputed interest	(11,343)	27	(11,316)
Loss on disposal of property
and equipment	(43,071)	100	(42,971)
Other-net	(7,253)	7,228	(25)

Income before income taxes	1,342,203	(872,186)	470,017
Income taxes	-	-	-

Net income	1,342,203	(872,186)	470,017

Other comprehensive income-
foreign currency translation adjustment	359,933	(149,800)	210,133
Comprehensive income	$1,702,136	$(1,021,986)	$680,150

Net income per share- basic and diluted	$.08	$(.05)	$.03

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

As of March 31, 2006, the Company had established over 460 acres of cactus-farming bases in the Hainan, Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti, Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen Cacti are used by the Company to produce cactus fruit drinks and nutraceutical products and Mexican Milpa-Alta is predominantly used by the Company to produce cactus nutritional food products. The Company’s annual production capability of cactus fruit and edible cactus is 210 tons and 72,000 tons respectively. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

On March 10, 2004, the Company had entered into co-operative processing agreements with Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory dated March 10 th, 2004. The Company has renewed these contracts on March 10, 2006. Pursuant to these contracts, the Company provides the raw materials, the quality control guidelines and the technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide certain other materials, the processing facilities and the labor. The Company inspects all of the final products produced under these co-operative processing arrangements.

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

Cacti have been proven to contain the following elements:

1.                Protein and 18 kinds of amino acids;

2.                14 kinds of Minerals;

3.                Carbohydrates;

4.                7 kinds of Vitamins;

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

The Company has established its own R&D institution called the Sino-Mexico Cactus Institution, which is located in Harbin, China. The Sino-Mexico Cactus Institution has been certified by the Heilongjiang Science & Technology Committee. The Company has independently developed many patented cactus-based nutraceuticals and nutritional food and drinks.

As of March 31, 2006, the Company has established a domestic distribution network including approximately 200 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company also distributes through agents in Shenzhen, Dalian, Heilongjiang, Beijing, Hunan, and Hubei cities and provinces in China. The Company has signed a two-year distribution contact with Harbin Shengtai Pharmacy which will expire on December 31, 2006. Pursuant to this agreement, the Company distributes cactus dry powder to Harbin Shengtai Pharmacy and Harbin Shengtai Pharmacy uses the cactus dry powder as a raw material to develop medicine.

During the first quarter of 2006, in order to reduce Company’s heating costs for its cactus crops in northern China, the Company decided to terminate its leases for the Northern Cactus Farming Base. It did so pursuant to several Termination of Lease Agreements with the lessors of the Northern Cactus Farming Base. Most of the cactus plants have and will be transferred to the Company’s Southern Cactus Farming Base pursuant to several Greenhouse Transfer Agreements the Company entered into. Consequently, the Company received $962,013 refund for advanced payments it had made under these leases.

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

Consolidated Results of Operations

For the three month quarterly periods ended March 31, 2006 and March 31, 2005

For the three months ended March 31, 2006, revenues increased by $15,803 or 0.8%% to $2,044,036 from $2,028,233 as compared to the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are been more effectively marketed and as a result better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the three months ended March 31, 2006, cost of sales decreased by $32,578 or 2.5% to $1,288,605 from $1,321,183, as compared to the corresponding period of the prior year.  The primary factor responsible for the decrease was a decrease of marketing related expenditures and costs.

For the three months ended March 31, 2006, selling and distribution expenses decreased by $23,941 or 21.2% to $88,727 from $112,668 as compared to the corresponding period of the prior year.  The decrease of selling and distribution expenses was primarily attributable to the Company’s streamlining of its operating team and sales forces, plus its allocation of sales and distribution expenses to the regional sales agent companies in different provinces of China.

For the three months ended March 31, 2006, general and administrative expenses decreased by $17,513 or 15.6% to $94,694 from $112,207 as compared to the corresponding period of the prior year.  The primary factor for the decrease was the Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc.

For the three months ended March 31, 2006, net income decreased by $2,265 or 0.5%, to $470,017 from $472,282 as compared to the corresponding period of the prior year.  The decrease was primarily due to 1) the loss on disposal of property and equipment; and 2) The imputed interest.

Liquidity and Capital Resources - March 31, 2006

Operating

 For the three month period ended March 31, 2006, the Company’s operations utilized cash resources of $1,087,774 as compared to utilizing cash resources of $621,566 for the three month period ended March 31, 2005, an increase of $466,208 or approximately 75%.  The increase in cash use was mainly due to the increases in accounts receivables and a decrease in tax payable.

Investing and financing

For the three month period ended March 31, 2006, the Company’s investing activities generated cash resources of $530,516 as compared to generating cash resources of zero for the three month period ended March 31, 2005.  The increase was mainly due to the proceeds from disposals of property and equipment.

For the three month period ended March 31, 2006, the Company’s financing activities generated cash resources of $5,350 as compared to generating cash resources of $537,465 for the three month period ended March 31, 2005, a decrease of $532,115, or 99%. The decrease was mainly due to the absence of the due from a related party.

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

As of the date of filing of this amended report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of the date of filing of this amended report for the period ended March 31, 2006, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: August 23, 2007	By:	/s/ JINJIANG WANG
JINJIANG WANG
President, Chief Executive Officer, Director and Principal Executive Officer

Date: August 23, 2007	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer