Form 10QSB/A
period 2007-03-31
China Kangtai Cactus Bio-tech, Inc.
filed 2007-08-27
CIK 1017699

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

EXPLANATORY NOTE

The Company has restated its financial statements as of and for the period ended March 31, 2006, and has filed a report on Form 10-QSB/A for the period ended March 31, 2006 to incorporate those restated financial statements. The purpose of this report on report on Form 10-QSB/A for the period ended March 31, 2007, is to incorporate the restated March 31, 2007 financial statements into this report.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-QSB/A
March 31, 2007

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$107,412	$451,936
Accounts receivable, net of allowances	2,873,578	1,777,507
Accounts receivable from a related party	1,938	1,924
Inventories	7,381,247	7,382,444
Other receivables and prepaid expenses	28,391	24,310
Total Current Assets	10,392,566	9,638,121

Property and Equipment, net of accumulated depreciation of $ and $949,284, respectively	3,418,358	3,444,787
Other Assets
Intangible assets, net	611,823	637,402
Land use rights, net	1,249,747	1,250,429
Total Assets	$15,672,494	$14,970,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$73,607	$64,758
Other payables and accrued liabilities	170,605	156,693
Note payable	781,558	775,913
Taxes payable	151,847	78,336
Total current liabilities	1,177,617	1,075,700

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding none	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,739,625 shares, respectively	17,740	17,740
Additional paid-in capital	6,569,805	6,558,082
Retained earnings
Appropriated	1,452,424	1,361,365
Unappropriated	5,660,896	5,266,815
Accumulated other comprehensive income	794,012	691,037
Total stockholders' equity	14,494,877	13,895,039
Total Liabilities and Stockholders' Equity	$15,672,494	$14,970,739

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
		(Restated)
Net Sales	$2,374,109	$2,044,036

Cost of Sales	(1,616,543)	(1,288,605)

Gross Profit	757,566	755,431

Operating Expenses
Selling expenses	27,565	88,727
General and administrative expenses	74,334	94,694
Depreciation	16,692	15,490
Amortization of land use rights	8,791	3,009
Amortization of intangible assets	30,111	29,182
Total operating expenses	157,493	231,102
Income from Operations	600,073	524,329

Other Income (Expenses)
Interest income	-	-
Imputed interest	(11,723)	(11,316)
Loss on disposal of property and equipment	-	(42,971)
Other income (expense) - net	-	(25)

Total Other Income (Expenses)	(11,723)	(54,312)
Income before Income Taxes	588,350	470,017
Income Tax Expense	(103,210)	-
Net Income	485,140	470,017
Other Comprehensive Income
Foreign currency translation gain (loss)	102,975	210,133
Comprehensive Income	588,115	680,150

Net income per common share
Basic and diluted	$0.03	$0.03

Weighted average number of common shares outstanding
Basic and Diluted	17,739,625	17,105,625

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Statements of Stockholders’ Equity
(Expressed in US Dollars)

	Common Stock $0.001 par		Preferred Stock $0.001 par					Accumulated
	value		value		Additional	Unappropriated	Appropriated	other
					paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total
Balance at December 31, 2005	17,105,625	$17,105	10,000	10	$5,530,435	$4,308,398	$885,137	$132,500	$10,873,585
Stock issued for services	634,000	635	-	-	982,065	-	-	-	982,700
Imputed interest on note payable	-	-	-	-	45,582	-	-	-	45,582
Transfer to statutory and									-
staff welfare reserves	-	-	-	-	-	(476,228)	476,228	-	-
Net income for the year ended December 31,
									1,434,645
2006	-	-	-	-	-	1,434,645	-	-
Currency translation adjustment	-	-	-	-	-	-	-	558,537	558,537
Balance at December 31, 2006	17,739,625	17,740	$10,000	$10	6,558,082	5,266,815	1,361,365	691,037	13,895,049
Unaudited:
Stock issued for services
Imputed interest on note payable	-	-	-	-	11,723	-	-	-
									11,723
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(91,059)	91,059	-	-
Net income for the three months ended March	-	-	-	-	-	485,140	-	-	485,140
31, 2007
Currency translation adjustment	-	-	-	-	-	-	-	102,975	102,975
Balance at March 31, 2007	17,739,625	$17,740	$10,000	$10	$6,569,805	$5,660,896	$1,452,424	$794,012	$14,494,887

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
		(Restated)
Cash Flows from Operating Activities
Net income	$485,140	$470,017
Adjustments to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	36,276	46,762
Depreciation - operating expenses	16,692	15,490
Amortization of land use rights	8,791	3,009
Amortization of intangible assets	30,111	29,182
Loss on disposal of property and equipment	-	42,971
Imputed interest	11,723	11,316
Changes in operating assets and liabilities
Accounts receivable, net	(1,096,071)	(607,521)
Accounts receivable - related party	(14)	(138,739)
Other receivables and prepaid expenses	(4,081)	(95,158)
Inventories	1,197	(1,139,446)
Deposit paid - related party	-	525,675
Accounts payable	8,849	20,983
Other payables and accrued liabilities	13,912	(53,512)
Taxes payable	73,511	(218,803)
Net cash provided by (used for) operating activities	(413,964)	(1,087,774)
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	-	962,013
Purchase of property and equipment	(1,673)	-
Purchase of land use rights	-	(431,497)
Net cash provided by (used for) investing activities	(1,673)	530,516
Cash Flows from Financing Activities
Note payable	-	5,350
Net cash provided by (used for) financing activities	-	5,350

Effect of exchange rate on cash	71,113	168,729
Increase (decrease) in cash and cash equivalents	(344,524)	(383,179)

Cash and cash equivalents, beginning of period	451,936	887,637

Cash and cash equivalents, end of period	$107,412	504,458

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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
MARCH 31, 2007
(Unaudited)

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS - continued

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

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter collectively referred to as the “Company”.

The accompanying consolidated financial statements for 2007 include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda.

The accompanying consolidated financial statements for 2006 include the financial statements of US China Kangtai (from June 3, 2005) and its 100% owned subsidiaries, BVI China Kangtai and Harbin Hainan Kangda.

All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 3 - INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2007	2006
Cactus stock	$6,109,401	$5,680,089
Other raw materials	1,378,337	1,888,726
Work-in-progress	229,762	228,108
Finished goods	343,986	246,750
	8,061,486	8,043,673
Less: allowance for market adjustments to inventories	(680,239)	(661,229)
	$7,381,247	$7,382,444

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	March 31,	December 31,
	2007	2006
Buildings	$2,668,077	$2,648,869
Plant equipment and machinery	1,430,743	1,418,693
Motor vehicles	255,019	253,183
Furniture and office equipment	13,803	13,704
Total	4,367,642	4,334,449
Less accumulated depreciation	(949,284)	(889,662)
Net	$3,418,358	$3,444,787

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31,	December 31,
	2007	2006
Patents and licenses	$1,210,443	$1,201,702
Total	1,210,443	1,201,702
Less accumulated amortization	(598,620)	(564,300)
Net	$611,823	$637,402

The estimated amortization of intangible assets expense for each of the five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $121,044.

NOTE 6 - LAND USE RIGHTS

Land use rights, net consist of:

Harbin Hainan Kangda	$641,819	$638,135
Taishan Kangda	770,687	765,139
Total	1,412,506	1,403,274
Less accumulated amortization	(162,759)	(152,845)
Net	$1,249,747	$1,250,429

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

US China Kangtai was incorporated in the United States and is subject to United States income tax. No income taxes were provided in 2007 and 2006 since US China Kangtai had taxable losses in those periods.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 9 - INCOME TAXES - continued

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS.

The Company restated its previously issued consolidated financial statements for the three months ended March 31, 2006 and has filed an amended Form 10-QSB for such period.

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

Consolidated Results of Operations

The three-month period ended March 31, 2007 as compared to the three months ended March 31, 2006

For the three months ended March 31, 2007, revenues increased by $330,073 or 16.1% to $2,374,109 from $2,044,036 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company has expanded productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others.

For the three months ended March 31, 2007, cost of sales increased by $327,938 or 25.4% to $1,616,543 from $1,288,605, as compared to the corresponding period of the prior year. The primary factor responsible for the increase was increases in marketing related expenditures and costs, as well as some packaging materials costs.

For the three months ended March 31, 2007, operating expenses decreased by $73,609, or approximately 31.9% to $157,493, as compared to $231,102 for the three months ended March 31, 2006.  This decrease was the result of substantial decreases in selling expenses and in general and administrative expenses, which include professional fees

For the three months ended March 31, 2007, selling expenses decreased by $61,162, or 68.9% to $27,565 from $88,727 as compared to the corresponding period of the prior year. General and administrative expenses decreased by $20,360 or 21.5% to $74,334 from $94,694 as compared to the corresponding period of the prior year.  The primary factors for the decreases were the Company’s adoption of the new distribution strategy since August 2006 and the Company’s reducing expenses on general and administrative items, such as professional fees.

For the three months ended March 31, 2007, income before income taxes increased by $118,333 or 25.2%, to $588,350 from $470,017 for the corresponding period of the prior year. The increase was primarily due to the fact that the Company more effectively marketed its products which had an increased acceptance by the Company’s domestic market customers, as well as its cost cutting measures. However, net income only increased by $15,123 or 3.2% to $485,140 from $470,017. This small increase is due to the income tax expense of $103,210.

For the three months ended March 31, 2007, other income decreased by $107,158 from $210,133 to $102,975, or 51.0%. This decrease was due to a smaller foreign currency translation gains.

Liquidity and Capital Resources -March 31, 2007

Operating.  For the three months period ended March 31, 2007, the Company’s operations used cash resources of $413,964 as compared to utilizing cash resources of $1,087,774 for the three months period ended March 31, 2006, an increase of cash flow of $673,810, or 61.9%. The increase was mainly due to a large decrease in inventories and an increase in taxes and other payables.

Investing and financing.  For the three months period ended March 31, 2007, the Company’s investing activities used cash resources of $1,673 as compared to generating cash resources totaling $530,516 for the three months period ended March 31, 2006, a decrease of cash flow of $532,189, 100.3%.  The decrease was mainly due to the absence of a onetime event that generated proceeds from disposals of property and equipment.

For the three months period ended March 31, 2007, the Company’s financing activities generated zero cash resources, as compared to $5,350 for the same period ended March 31, 2006. The decrease was due to the note payable in the first three months in 2006 and the absence of such an item in the same period of 2007,

Off-Balance Sheet Arrangements

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

As of the date of filing of this amended report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of the date of filing of this amended report for the period ended March 31, 2007, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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