Form 10QSB/A
period 2006-09-30
China Kangtai Cactus Bio-tech, Inc.
filed 2007-08-30
CIK 1017699

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
People’s Republic of China
Post Code 150025
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

EXPLANATORY NOTE

This amended report on Form 10-QSB/A is being filed for the purpose of including restated consolidated financial statements as of September 30, 2006 and for the nine months then ended.  Reference should be made to Note 14 of the Notes to the Consolidated Financial Statements filed herewith for information regarding the purpose and the effects of the restatement.  This Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

 CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-QSB/A
September 30, 2006

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$282,729	$887,637
Accounts receivable, net of allowances	1,170,816	913,163
Accounts receivable from a related party	-	204,461
Inventories	7,589,956	4,346,262
Other receivables and prepaid expenses	53,754	113,377
Deposit paid to a related company	-	525,675
Total Current Assets	9,097,255	6,990,575

Property and Equipment, Net	3,442,301	4,315,602

Other Assets
Intangible assets, net	659,049	714,493
Land use rights, net	1,252,554	182,084
Total Assets	$14,451,159	$12,202,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,530	$121,289
Other payables and accrued liabilities	134,571	165,924
Note payable	764,720	749,690
Taxes payable	62,730	292,276
Total current liabilities	1,026,551	1,329,179

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares, none
issued and outstanding	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,105,625 shares, respectively	17,740	17,105
Additional paid-in capital	6,546,713	5,530,435
Retained earnings
Appropriated	1,214,567	885,137
Unappropriated	5,136,985	4,308,398
Accumulated other comprehensive income	508,603	132,500
Total stockholders' equity	13,424,608	10,873,575
Total Liabilities and Stockholders' Equity	$14,451,159	$12,202,754

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Restated)		(Restated)
Net Sales	$2,809,927	$1,815,325	$7,350,067	$5,550,459

Cost of Sales	(1,774,502)	(1,228,510)	(4,577,054)	(3,656,871)

Gross Profit	1,035,425	586,815	2,773,013	1,893,588

Operating Expenses
Selling expenses	39,746	39,830	172,013	193,273
General and administrative expenses	48,058	77,154	236,583	285,935
Stock-based compensation	-	-	973,400	-
Stock issued for services	-	-	9,300	300,000
Depreciation	16,760	5,342	47,713	16,006
Amortization of land use rights	8,132	301	14,144	905
Amortization of intangible assets	20,266	28,261	78,578	84,783
Total operating expenses	132,962	150,888	1,531,731	880,902
Income from Operations	902,463	435,927	1,241,282	1,012,686

Other Income (Expenses)
Government grant	-	506	-	24,661
Interest income	-	66	-	267
Imputed interest	(11,362)	-	(33,977)	-
Loss on disposal of property and equipment	(69)	-	(43,002)	-
Other income (expense) - net	(6,168)	-	(6,286)	(420)
Total Other Income (Expenses)	(17,599)	572	(83,265)	24,508
Income before Income Taxes	884,864	436,499	1,158,017	1,037,194
Income Tax Expense	-	-	-	-
Net Income	884,864	436,499	1,158,017	1,037,194
Other Comprehensive Income
Foreign currency translation gain (loss)	136,257	100,763	376,103	100,763
Comprehensive Income	1,021,121	537,262	1,534,120	1,137,957

Net income per common share
Basic and diluted	$0.05	$0.03	$0.07	$0.06
Weighted average number of common shares outstanding
Basic and Diluted	17,739,625	17,105,625	17,316,958	17,105,625

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Stock $0.001 par value		Additional paid-in	Unappropriated retained	Appropriated retained	Accumulated other comprehensive	Due to
	Shares	Amount	capital	earnings	earnings	income	Stockholders	Total
Balance at December 31, 2004	15,821,690	$15,821	$5,186,738	$3,701,862	$696,182	$-	$66,400	$9,667,003
Stock issued in connection								-
with recapitalization	855,364	855	(855)	-	-	-	-	-
Stock issued for services	428,571	429	299,571	-	-	-	-	300,000
Repayment to stockholders	-	-	-	-	-	-	(66,400)	(66,400)
Imputed interest on note payable	-	-	44,981	-	-	-	-	44,981
Net income for the year	-	-	-	795,491	-	-	-	795,491
Transfer to statutory and								-
staff welfare reserves	-	-	-	(188,955)	188,955	-	-	-
Currency translation adjustment	-	-	-	-	-	132,500	-	132,500
Balance at December 31, 2005	17,105,625	17,105	5,530,435	4,308,398	885,137	132,500	-	10,873,575
Imputed interest on note payable	-	-	11,316		-	-	-	11,316
Net income for the 1st quarter 2006	-	-	-	470,017	-	-	-	470,017
Transfer to statutory and
staff welfare reserves	-	-	-	(75,635)	75,635	-	-	-
Currency translation adjustment	-	-	-	0	-	210,133	-	210,133
Balance at March 31, 2006	17,105,625	17,105	5,541,751	4,702,780	960,772	342,633	-	11,565,041
Imputed interest on note payable	0	0	11,299	0	0	-	-	11,299
S-8 stock issued for compensation in June, 2006	628,000	629	972,771	-	-	-	-	973,400
Stock issued for services	6,000	6	9,294	-	-	-	-	9,300
Net income for the 2nd quarter 2006	-	-	-	(196,864)	-	-	-	(196,864)
Transfer to statutory and
staff welfare reserves	-	-	-	(124,740)	124,740			-
Currency translation adjustment	-	-	-	-	-	29,713		29,713
Balance at June 30, 2006	17,739,625	17,740	6,535,115	4,381,176	1,085,512	372,346	-	12,391,889
Imputed interest on note payable	-	-	11,598	-	-	-	-	11,598
Net income for the 3rd quarter 2006	-	-	-	884,864	-	-	-	884,864
Transfer to statutory and
staff welfare reserves	-	-	-	(129,055)	129,055	-	-	-
Currency translation adjustment						136,257		136,257
Balance at September 30, 2006	17,739,625	$17,740	$6,546,713	$5,136,985	$1,214,567	$508,603	$-	$13,424,608

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine Months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
	(Restated)
Cash Flows from Operating Activities
Net income	$1,158,017	$1,037,194
Adjustments to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	115,717	235,953
Depreciation - operating expenses	47,713	16,006
Amortization of land use rights	14,144	905
Amortization of intangible assets	78,578	84,783
Stock-based compensation	973,400	-
Stock issued for services	9,300	300,000
Loss on disposal of property and equipment	43,002	-
Imputed interest	33,977	-
Changes in operating assets and liabilities
Accounts receivable, net	(257,653)	66,068
Accounts receivable - related party	204,461	-
Other receivables and prepaid expenses	59,623	(3,804)
Inventories	(2,604,663)	(1,520,838)
Deposit paid - related party	525,675	-
Accounts payable	(67,634)	(76,124)
Other payables and accrued liabilities	(31,353)	(88,823)
Taxes payable	(229,546)	(595,506)
Net cash provided by (used for) operating activities	72,758	(544,186)
Cash Flows from Investing Activities
Net cash flow in purchase of Taishan Kangda (Note4)	(1,473,665)	-
Proceeds from disposals of property and equipment	961,164	-
Purchase of automobiles	(28,274)	(1,788)
Purchase of land use rights	(431,808)	-
Net cash provided by (used for) investing activities	(972,583)	(1,788)
Cash Flows from Financing Activities
Due from a related party	-	845,411
Due from stockholders	-	(66,400)
Note payable	-	-
Net cash provided by (used for) financing activities	-	779,011

Effect of exchange rate on cash	294,917	100,763
Increase (decrease) in cash and cash equivalents	(604,908)	333,800

Cash and cash equivalents, beginning of period	887,637	701,234

Cash and cash equivalents, end of period	$282,729	1,035,034

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary to present fairly the Company's financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

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

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - ORGANIZATION - continued

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

On June 26, 2006 (see Note 4), the Company acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd. (“Taishan Kangda”), a PRC company with limited liability previously owned by two stockholders, for $1,475,000 in cash. Taishan Kangda has not yet commenced business operations but owns a piece of land of approximately 240,000 square metres in Guangdong Taishan used for growing cactus and a factory property.

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter referred to as the “Company”.

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

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - ACQUISITION OF TAISHAN KANGDA

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

The allocation of the net assets acquired is as follows:

Cash and cash equivalents	$1,335
Inventories	639,031

Total current assets	640,366

Property and equipment, net	80,370
Land use rights	765,139
Total assets	1,485,875
Less: Other payables and accrued liabilities	(10,875)

Net assets acquired	$1,475,000

Analysis of the net outflow of cash and cash equivalents in respect of the business combination is as follows:

Cash consideration paid	$1,475,000
Less: cash and cash equivalents acquired	(1,335)

Net cash outflow	$1,473,665

The acquisition of Taishan Kangda was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Taishan Kangda have been included in the consolidated statements of operations and comprehensive income since June 26, 2006.

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - ACQUISITION OF TAISHAN KANGDA - continued

Had the acquisition occurred January 1, 2005, pro forma combined results of operations would be:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net sales	$2,809,927	$1,815,325	$7,350,067	$5,550,459
Net income	$884,864	$430,833	$1,146,685	$1,020,196
Net income per common
share-basic and diluted	$(0.05)	$0.03	$0.07	$0.06

NOTE 5 - INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2006	2005
Cactus stock	$5,481,699	$4,715,577
Other raw materials	1,957,938	215,791
Work-in-progress	1,264	-
Finished goods	169,465	139,398
	7,610,366	5,070,766
Less: allowance for market adjustments to inventories	(20,410)	(724,504)
	$7,589,956	$4,346,262

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	September 30,	December 31,
	2006	2005
Buildings	$2,610,674	$3,887,142
Plant equipment and machinery	1,393,908	1,331,854
Motor vehicles	249,531	211,588
Furniture and office equipment	13,064	11,974
Total	4,267,177	5,442,558
Less accumulated depreciation	(824,876)	(1,126,956)
Net	$3,442,301	$4,315,602

 NOTE 7 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	September 30,	December 31,
	2006	2005
Patents and licenses	$1,184,368	$1,130,435
Total	1,184,368	1,130,435
Less accumulated amortization	(525,319)	(415,942)
Net	$659,049	$714,493

NOTE 8 - LAND USE RIGHTS

Land use rights, net consist of:

	September 30,	December 31,
	2006	2005
Harbin Hainan Kangda	$500,544	$188,019
Taishan Kangda	769,644
Total	1,270,188	188,019
Less accumulated amortization	(17,634)	(5,935)
Net	$1,252,554	$182,084

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - NOTE PAYABLE

Note payable consists of:

	September 30, 2006	December 31, 2005
Note payable to a financial institution, unsecured and due on demand.	$764,720	$749,690

The note is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is charged at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $33,977 for the nine months ended September 30, 2006.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 - INCOME TAXES - continued

No income tax expense has been recorded for 2005 and 2006 as Harbin Hainan Kangda was exempt under the special economic region rules.

No income taxes were provided for Taishan Kangda since Taishan Kangda incurred a taxable loss for the period June 26, 2006 (date of acquisition) to September 30, 2006.

NOTE 12 - RELATED PARTY TRANSACTIONS

Pursuant to an agreement dated June 26, 2006, the Company acquired a 100% equity interest in Taishan Kangda, which was previously owned by two stockholders, for $1,475,000 in cash. One of the Taishan Kangda stockholders was the Company’s president who owns 27.1% of the Company’s issued and outstanding stock; the other stockholder was the president’s son and the Company’s general manager who owns 21.9% at the Company’s issued and outstanding stock.

NOTE 13 - SEGMENTS

The Company operates in only one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and cactus powder to pharmaceutical companies for use in medical products.

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at September 30, 2006 and for the three and nine months then ended. The purpose of the restatement is to correct certain accounting errors previously reported by the Company. The most significant errors related to the Company’s reporting of consignment sales and related cost of sales. As previously reported, the Company recorded shipments of products to retail outlets on consignment as sales at the time of shipment to the outlets. Since the consignees are not obligated to pay the Company until they sell the products to customers, the Company should not have recognized any revenue (and related cost of sales) at the time of shipment to consignees. Until the consignees sell the products to customers, the products remain the inventory of the Company.

As previously reported, the Company allocated $132,091 of the $1,475,000 purchase price of Taishan Kangda to goodwill and $633,048 to land use rights. As restated, the Company has adjusted that allocation to $0 for goodwill and $765,139 for land use rights.

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

The effect of the restatement adjustments on the consolidated balance sheet at September 30, 2006 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
Cash and cash equivalents	$270,967	$11,762	$282,729
Accounts receivable, net	3,310,740	(2,139,924)	1,170,816
Inventories	7,156,534	433,422	7,589,956
Other receivables and prepaid expenses	10,526	43,228	53,754

Total current assets	10,748,767	(1,651,512)	9,097,255

Plant, property and equipment, net	3,438,834	3,467	3,442,301
Intangible assets, net	658,580	469	659,049
Land use rights, net	1,109,055	143,499	1,252,554

Total assets	$15,955,236	$(1,504,077)	$14,451,159

Notes payable	$764,199	$521	$764,720
Accounts payable	88,417	(23,887)	64,530
Accrued expenses payable	203,301	(68,730)	134,571
Taxes payable	-	62,730	62,730

Total current liabilities	1,055,917	(29,366)	1,026,551

Common stock	17,740	-	17,740
Additional paid-in capital	6,546,452	261	6,546,713
Retained earnings	7,930,654	(1,579,102)	6,351,552
Accumulated other comprehensive income	404,473	104,130	508,603

Total stockholders' equity	14,899,319	(1,474,711)	13,424,608

Total liabilities and stockholders' equity	$15,955,236	$(1,504,077)	$14,451,159

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

The effect of the restatement adjustments on the consolidated statement of operations and comprehensive income for the three months ended September 30, 2006 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
Net sales	$4,203,998	$(1,394,071)	$2,809,927
Cost of sales	(2,946,130)	1,171,628	(1,774,502)
		-
Gross profit	1,257,868	(222,443)	1,035,425
		-
Selling expenses	30,179	9,567	39,746
General and administrative expenses	55,071	(7,013)	48,058
Stock-based compensation	-	-	-
Depreciation	18,809	(2,049)	16,760
Amortization of land use rights	28,538	(20,406)	8,132
Amortization of intangible assets	29,046	(8,780)	20,266

Total operating expenses	161,643	(28,681)	132,962

Income from operations	1,096,225	(193,762)	902,463

Interest income	(2)	2	-
Imputed interest	(11,264)	(98)	(11,362)
Loss on disposal of property
and equipment	-	(69)	(69)
Other income (expense)-net	-	(6,168)	(6,168)

Income before income taxes	1,084,959	(200,095)	884,864
Income taxes	-	-	-

Net income	1,084,959	(200,095)	884,864

Other comprehensive income-
foreign currency translation adjustment	44,540	91,717	136,257

Comprehensive income	$1,129,499	$(108,378)	$1,021,121

Net income per share- basic and diluted	$0.06	$(0.01)	$0.05

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

The effect of the restatement adjustments on the consolidated statement of operations and comprehensive income for the nine months ended September 30, 2006 follows:

	As Previously	Restatement
	Reported	Adjustments	As Restated
Net sales	$12,099,294	$(4,749,227)	$7,350,067
Cost of sales	7,716,097	(3,139,043)	4,577,054

Gross profit	4,383,197	(1,610,184)	2,773,013

Selling expenses	169,121	2,892	172,013
General and administrative expenses	288,485	(51,902)	236,583
Stock-based compensation	982,700	-	982,700
Depreciation	49,861	(2,148)	47,713
Amortization of land use rights	34,569	(20,425)	14,144
Amortization of intangible assets	87,546	(8,968)	78,578

Total operating expenses	1,612,282	(80,551)	1,531,731

Income from operations	2,770,915	(1,529,633)	1,241,282

Interest income	157	(157)	-
Imputed interest	(33,952)	(25)	(33,977)
Loss on disposal of property
and equipment	-	(43,002)	(43,002)
Other income (expense)-net	-	(6,286)	(6,286)

Income before income taxes	2,737,120	(1,579,103)	1,158,017
Income taxes	-	-	-

Net income	2,737,120	(1,579,103)	1,158,017

Other comprehensive income-
foreign currency translation adjustment	271,973	104,130	376,103

Comprehensive income	$3,009,093	$(1,474,973)	$1,534,120

Net income per share- basic and diluted	$0.16	$(0.09)	$0.07

Item 2.  Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB/A and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. Unless otherwise indicated, these forward-looking statements are made as of November 2006; the date of the filing of the original report on Form 10-QSB for the period ended September 30, 2006. and the Company undertakes no responsibility to update these forward-looking statements.

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

As of September 30, 2006, the Company had established over 520 acres of cactus-farming bases in the Hainan, Guangdong and Heilongjiang Provinces of China. Subsequent to September 30, 2006, the plantation base was later reduced to 387 acres. The Company predominantly grows three species of cacti, Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen Cacti are used by the Company to produce cactus fruit drinks and nutraceutical products and Mexican Milpa-Alta is predominantly used by the Company to produce cactus nutritional food products. The Company’s annual production capability of cactus fruit and edible cactus is estimated at about 60,000 tons for 2006. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

As of September 30, 2006, the Company is a party to co-operative processing agreements with Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory which were originally dated March 10th, 2004. The Company renewed these agreements on March 10, 2006. Pursuant to these agreements, the Company provides the raw materials, the quality control guidelines and the technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide certain other materials, the processing facilities and the labor. The Company inspects all of the final products produced under these co-operative processing arrangements.
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

The Company has established its own R&D institution called the Sino-Mexico Cactus Institution, which is located in Harbin, China. The Sino-Mexico Cactus Institution has been certified by the Heilongjiang Science & Technology Committee. The Company has independently developed 33 kinds of patented cactus-based nutraceuticals and nutritional foods and drinks, by the end of September 2006. Among them, there are 7 nutraceutical products, 9 beverage products, 8 packaged food products, 2 raw & intermediate material products, and 7 cosmetics & personal care products. Most products are in production and sold to the markets, some of them are yet to start production soon.

The Company established a domestic distribution network including approximately 220 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company also distributes through agents in Shenzhen, Dalian, Beijing, Guangzhou, Chongqing cities, and Heilongjiang, Liaoning, Hunan, and Hubei provinces in China. The Company has signed a two-year distribution agreement with Harbin Shengtai Pharmacy which will expire on December 31, 2006. Pursuant to this agreement, the Company distributes cactus dry powder to Harbin Shengtai Pharmacy who uses the cactus dry powder as a raw material to develop medicine.

In order to more quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company made the decision to reform its sales and distribution models and began to gradually disposed its own domestic distribution network of approximately 220 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products exclusively through various types and levels of provincial and municipal distributors and agents in Dalian, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Wuhan, and Shandong in China. The growing list of the distributors is as follows:

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

Consolidated Results of Operations

The three-month period ended September 30, 2006 as compared to the three months ended September 30, 2005

For the three months ended September 30, 2006, revenues increased by $994,602 or 54.8% to $2,809,927 from $1,815,325 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are being more effectively marketed and as a result better accepted by the China market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the three months ended September 30, 2006, cost of sales increased by $545,992 or 44.4% to $1,774,502 from $1,228,510, as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was the increases in productions and sales. However the unit cost of sales has decreased.

For the three months ended September 30, 2006, operating expenses decreased by $17,926, or approximately 11.9% to $132,962, as compared to $150,888 for the three months ended September 30, 2005.  This decrease was mainly due to lower general and administrative expenses.

General and administrative expenses decreased by $29,096 or 37.7% to $48,058 from $77,154 as compared to the corresponding period of the prior year.  The primary factors for the decreases were the Company’s streamlining of its operating team and the Company’s reducing expenses on general and administrative items, such as transportation fees, mailing and telephone fees, etc.

For the three months ended September 30, 2006, selling expenses remain almost unchanged at $39,746 as compared to $39,830 for the corresponding period of the prior year.

For the three months ended September 30, 2006, net income increased by $448,365 or 102.7%, to $884,864 from $436,499 for the corresponding period of the prior year. The increase was primarily due to 1) the Company more effectively marketing its products and an increased acceptance by the Company’s domestic market customers; and 2) the decrease in the Company’s unit cost of sales, distribution, management and operation.

For the three months ended September 30, 2006, other income decreased by $18,171 from $572 to $(17,599), or 3176.7%. This large, non-recurring decrease was mainly due to the negative imputed interest for the period.

The nine-month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005

For the nine months ended September 30, 2006, revenues increased by $1,799,608 or 32.4% to
$7,350,067 from $5,550,459 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are being more effectively marketed and as a result better accepted by the domestic market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the nine months ended September 30, 2006, cost of sales increased by $920,183 or 25.2% to $4,577,054 from $3,656,871 as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was the increase in production and sales.

For the nine months ended September 30, 2006, selling and distribution expenses decreased by $21,260 or 11.0% to $172,013 from $193,273 as compared to the corresponding period of the prior year.  The decrease of selling and distribution expenses was primarily attributable to the Company’s streamlining of its operating team and sales forces, plus its allocation of sales and distribution expenses to the regional sales agent companies in different provinces of China.

For the nine months ended September 30, 2006, general and administrative expenses decreased by $49,352 or 17.3% to $236,583 from $285,935 as compared to the corresponding period of the prior year.  The primary factor for the decrease was Company’s streamlining of its operating team and Company’s reducing expenses on general and administrative items.

For the nine months ended September 30, 2006, net income increased by $120,823 or 11.6%, to $1,158,017 from $1,037,194 for the corresponding period of the prior year.  The increase was primarily due to 1) the Company more effectively marketing its products and an increased acceptance by the Company’s domestic market customers; and 2) the decrease in the Company’s unit cost of sales.

Liquidity and Capital Resources - September 30, 2006

Operating. For the nine month period ended September 30, 2006, the Company’s operations generated cash resources of $72,758 as compared to utilizing cash resources of $544,186 for the nine month period ended September 30, 2005, an increase of $616,944, or 113.4%.  The increase was mainly due to an increase in net income, the one-time stock based compensation, and decreases in accounts receivables.

Investing and financing.  For the nine month period ended September 30, 2006, the Company’s investing and financing activities together used cash resources of $972,583 as compared to generating cash resources totaling $777,223 for the nine month period ended September 30, 2005, a decrease of $1,749,806.  The decrease was mainly due to Company’s acquisition of Taishan Kangda in June 2006, and a non-recurring payment made by a related party in the period ended September 2005.

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

As of the date of filing of this amended report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of the date of filing of this amended report for the period ended September 30, 2006, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: August 30, 2007	By:	/s/ JINJIANG WANG
JINJIANG WANG
President, Chief Executive Officer, Director and Principal Executive Officer

Date: August 30, 2007	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer