Form 10QSB
period 2007-09-30
China Kangtai Cactus Bio-tech, Inc.
filed 2007-11-19
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

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
Post Code: 150025
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of November 19, 2007, the issuer had outstanding 17,739,625 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-QSB
September 30, 2007

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$667,352	$451,936
Accounts receivable, net of allowances for returns and doubtful accounts of $266,760 and $71,597, respectively	4,673,504	1,777,507
Accounts receivable from a related party	-	1,924
Inventories	7,375,410	7,382,444
Other receivables and prepaid expenses	28,131	24,310

Total Current Assets	12,744,397	9,638,121

Property and Equipment, Net	3,419,563	3,444,787

Other Assets
Intangible assets, net	569,265	637,402
Land use rights, net	1,267,844	1,250,429
Total Assets	$18,001,069	$14,970,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$45,500	$64,758
Other payables and accrued liabilities	179,882	156,693
Note payable	806,949	775,913
Taxes payable	208,520	78,336
Total current liabilities	1,240,851	1,075,700

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares, none
issued and outstanding	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,105,625 shares, respectively	17,740	17,740
Additional paid-in capital	6,594,395	6,558,082
Retained earnings
Appropriated	1,723,875	1,361,365
Unappropriated	7,098,346	5,266,815
Accumulated other comprehensive income	1,325,862	691,037
Total stockholders' equity	16,760,218	13,895,039
Total Liabilities and Stockholders' Equity	$18,001,069	$14,970,739

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
Net Sales	$3,955,472	$2,809,927	$10,044,895	$7,350,067

Cost of Sales	(2,547,635)	(1,774,502)	(6,521,893)	(4,577,054)

Gross Profit	1,407,837	1,035,425	3,523,002	2,773,013

Operating Expenses
Selling expenses	99,820	39,746	197,647	172,013
General and administrative expenses	155,729	48,058	330,523	236,583
Provision for returns and doubtful accounts	188,348	-	188,348	-
Stock-based compensation	-	-	-	973,400
Stock issued for services	-	-	-	9,300
Depreciation	17,188	16,760	50,839	47,713
Amortization of land use rights	9,251	8,132	26,974	14,144
Amortization of intangible assets	32,474	20,266	93,633	78,578
Total operating expenses	502,810	132,962	887,964	1,531,731
Income from Operations	905,027	902,463	2,635,038	1,241,282

Other Income (Expenses)
Interest income	-	-	-	-
Imputed interest	(12,446)	(11,362)	(36,313)	(33,977)
Loss on disposal of property and equipment	-	(69)	-	(43,002)
Other income (expense) - net	-	(6,168)	-	(6,286)
Total Other Income (Expenses)	(12,446)	(17,599)	(36,313)	(83,265)
Income before Income Taxes	892,581	884,864	2,598,725	1,158,017
Income Tax Expense	(109,073)	-	(404,684)	-
Net Income	783,508	884,864	2,194,041	1,158,017
Other Comprehensive Income
Foreign currency translation gain (loss)	262,255	136,257	634,825	376,103
Comprehensive Income	$1,045,763	$1,021,121	$2,828,866	$1,534,120

Net income per common share
Basic and diluted	$0.04	$0.05	$0.12	$0.07

Weighted average number of common shares outstanding
Basic and Diluted	17,739,625	17,739,625	17,739,625	17,338,092

See notes to consolidated financial statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Stock $0.001		Additional	Unappropriated	Appropriated	Accumulated other
	par value		paid-in	retained	retained	comprehensive	Total
	Shares	Amount	capital	earnings	earnings	income

Balance at December 31, 2005	17,105,625	$17,105	$5,530,435	$4,308,398	$885,137	$132,500	$10,873,575
Stock issued for services	634,000	634	982,065	-	-	-	982,700
Imputed interest on note payable	-	-	45,582	-	-	-	45,582

Net income for the year ended December 31, 2006	-	-	-	1,434,645	-	-	1,434,645

Transfer to statutory and
staff welfare reserves	-	-	-	(476,228)	476,228	-	-

Currency translation adjustment	-	-	-	-	-	558,537	558,537

Balance at December 31, 2006	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,039
Unaudited and restated:
Imputed interest on note payable	-	-	11,723	-	-	-	11,723

Net income for the three months ended March 31 2007	-	-	-	485,140	-	-	485,140

Transfer to statutory and
staff welfare reserves	-	-	-	(91,059)	91,059	-	-

Currency translation adjustment	-	-	-	-	-	102,975	102,975

Balance at March 31, 2007	17,739,625	$17,740	$6,569,805	$5,660,896	$1,452,424	$794,012	$14,494,877
Unaudited:
Imputed interest on note payable	-	-	12,144	-	-	-	12,144

Net income for the three months ended June 30, 2007	-	-	-	925,393	-	-	925,393)

Transfer to statutory and
staff welfare reserves	-	-	-	(105,076)	165,076	-	-

Currency translation adjustment	-	-	-	-	-	269,595	269,595

Balance at June 30, 2007	17,739,625	$17,740	$6,581,949	$6,421,213	$1,617,500	$1,063,607	$15,702,000
Unaudited:
Imputed interest on note payable	-	-	12,446	-	-	-	12,446

Net income for the three months ended September 30, 2006	-	-	-	783,508	-	-	783,508

Transfer to statutory and
staff welfare reserves	-	-	-	(106,375)	106,375	-	-

Currency translation adjustment						262,255	262,255
Balance at September 30, 2007	17,739,625	$17,740	$6,594,395	$7,098,346	$1,723,875	$1,325,862	$16,760,218

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine Months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
		(Restated)
Cash Flows from Operating Activities
Net income	$2,194,041	$1,158,017
Adjustments to reconcile net income
to net cash provided by (used for) operating activities

Depreciation - cost of sales	110,528	115,717

Depreciation - operating expenses	50,839	47,713
Amortization of land use rights	26,974	14,144
Amortization of intangible assets	93,633	78,578
Stock-based compensation	-	973,400
Stock issued for services	-	9,300
Loss on disposal of property and equipment	-	43,002
Imputed interest	36,313	33,977
Changes in operating assets and liabilities
Accounts receivable, net	(2,895,997)	(257,653)
Accounts receivable - related party	1,924	204,461
Other receivables and prepaid expenses	(3,821)	59,623
Inventories	7,034	(2,604,663)
Deposit paid - related party	-	525,675
Accounts payable	(19,258)	(67,634)
Other payables and accrued liabilities	23,189	(31,353)
Taxes payable	130,184	(229,546)
Net cash provided by (used for) operating activities	(244,417)	72,758
Cash Flows from Investing Activities
Acquisition of Taishan Kangda	-	(1,473,665)
Proceeds from disposals of property and equipment	-	961,164
Purchase of property and equipment	(1,686)	(28,274)
Purchase of land use rights	-	(431,808)
Net cash provided by (used for) investing activities	(1,686)	(972,583)
Cash Flows from Financing Activities
Note payable	-	-
Net cash provided by (used for) financing activities	-	-

Effect of exchange rate on cash	461,519	294,917
Increase (decrease) in cash and cash equivalents	215,416	(604,908)

Cash and cash equivalents, beginning of period	451,936	887,637

Cash and cash equivalents, end of period	$667,352	282,729

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2007 and for the nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

On June 26, 2006, Harbin Hainan Kangda acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd (“Taishan Kangda”), a PRC company with limited liability previously owned by two stockholders, for $1,475,000 in cash. At June 26, 2006, Taishan Kangda had not yet commenced business operations but ownd a piece of land approximating 240,000 square metres in Guangdong Taishan used for growing cactus and a factory property.

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter collectively referred to as the “Company”.

The accompanying consolidated financial statements include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda (from June 26, 2006).

All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2007	2006
Cactus stock	$6,612,715	$5,680,089
Other raw materials	1,006,226	1,888,726
Work-in-progress	198,428	228,108
Finished goods	260,397	246,750
	8,077,765	8,043,673
Less: allowance for market adjustments to inventories	(702,355)	(661,229)
	$7,375,410	$7,382,444

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	September 30,	December 31,
	2007	2006
Buildings	$2,754,824	$2,648,869
Plant equipment and machinery	1,477,174	1,418,693
Motor vehicles	263,310	253,183
Furniture and office equipment	14,252	13,704
Total	4,509,560	4,334,449
Less accumulated depreciation	(1,089,997)	(889,662)
Net	$3,419,563	$3,444,787

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	September 30,	December 31,
	2007	2006

Patents and licenses	$1,248,437	$1,201,702
Total	$1,248,437	$1,201,702
Less accumulated amortization	(679,172)	(564,300)
Net	$569,265	$637,402

The estimated amortization of intangible assets expense for each of the five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $124,844.

NOTE 6 - LAND USE RIGHTS

Land use rights, net consist of:
	September 30,	December 31,
	2007	2006
Harbin Hainan Kangda	$528,185	$506,044
Taishan Kangda	925,935	897,230
Total	1,454,120	1,403,274
Less accumulated amortization	(186,276)	(152,845)
Net	1,267,844	1,250,429

The estimated amortization of land use rights expense for each of the five succeeding fiscal years ending
December 31, 2007, 2008, 2009, 2010, and 2011 is $35,887.

NOTE 7 - NOTE PAYABLE

Note payable consists of:
	September 30,	December 31,
	2007	2006

Note payable to a financial institution, unsecured and due on demand.	$806,949	$775,913

The note payable is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $36,313 and $33,977 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

Stock issuances

In June 2006, the Company issued 628,000 shares of common stock having a fair value of $973,400 to fifteen persons as stock bonuses.

In June 2006, the Company issued 6,000 shares of common stock having a fair value of $9,300 to a consultant for services provided.

Appropriated retained earnings

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Harbin Hainan Kangda is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $1,723,875 and $1,361,365 at September 30, 2007 and December 31, 2006, respectively.

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

As of September 30, 2006, the Company has established over 520 acres of cactus-farming bases in the Hainan, Guangdong and Heilongjiang Provinces of China. The plantation base was later reduced to 387 acres. The Company predominantly grows three species of cacti, Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen Cacti are used by the Company to produce cactus fruit drinks and nutraceutical products and Mexican Milpa-Alta is predominantly used by the Company to produce cactus nutritional food products. The Company’s annual production capability of cactus fruit and edible cactus is estimated at about 60,000 tons for 2006. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

As of September 30, 2006, the Company has entered into co-operative processing agreements with Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory dated March 10th, 2004. The Company has renewed these agreements on March 10, 2006. Pursuant to these agreements, the Company provides the raw materials, the quality control guidelines and the technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide certain other materials, the processing facilities and the labor. The Company inspects all of the final products produced under these co-operative processing arrangements.

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

As of July 31, 2006, the Company has established a domestic distribution network including approximately 220 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company also distributes through agents in Shenzhen, Dalian, Beijing, Guangzhou, Chongqing cities, and Heilongjiang, Liaoning, Hunan, and Hubei provinces in China. The Company has signed a two-year distribution agreement with Harbin Shengtai Pharmacy which will expire on December 31, 2006. Pursuant to this agreement, the Company distributes cactus dry powder to Harbin Shengtai Pharmacy who uses the cactus dry powder as a raw material to develop medicine.

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 220 self-owned chain stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products exclusively through various types and levels of provincial and municipal distributors and agents in Dalian, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Wuhan, and Shandong in China. The growing list of the distributors is as follows:

Liaoning Shenneng Trading and Development Ltd.
Jilin Yanji Economic and Trading Company, Ltd.
Jianshuang Zhang - Hubei.
Hunan Green Food Distribution Company, Ltd.
Harbin Huadingwei Trading Company, Ltd.
Hangzhou Hesheng Economic and Trading Company, Ltd.
Guangdong Jinpei Lin.
Fujian Tianyi Economic and Trading Company Ltd.
Beijing Yaping Liu.

During 2007, five more distributors have been signed on. They are:

Hunan Tianxiang Trading Company, Ltd
Jinan Qitai Economic and Trading Center
Lanzhou Xinhui Economic and Trading Company, Ltd.
Qingdao Furui Economic and Trading Company, Ltd.
Shanxi Anyang Food Distribution Company

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

Consolidated Results of Operations

The three-month period ended September 30, 2007 as compared to the three months ended September 30, 2006

For the three months ended September 30, 2007, revenues increased by $1,145,545 or 40.8% to $3,955,472 from $2,809,927 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are being more effectively marketed and as a result better accepted by the China market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the three months ended September 30, 2007, cost of sales increased by $773,133 or 43.6% to $2,547,635 from $1,774,502, as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was the increases in productions and sales.

For the three months ended September 30, 2007, operating expenses increased by $369,848, or approximately 278.2% to $502,810, as compared to $132,962 for the three months ended September 30, 2005.  This increase was mainly due to higher general and administrative expenses, and a new provision for return and doubtful accounts.

General and administrative expenses increased by $107,671 or 224% to $155,729 from $48,058 as compared to the corresponding period of the prior year. The primary factors for the increases were the Company’s increase in professional fees and other related expenses associated with its campaign in the US capital markets.

For the three months ended September 30, 2007, selling expenses increased by $60,074 or 151.1% to $99,820 from $39,746 as compared to the corresponding period of the prior year.

For the three months ended September 30, 2007, net income decreased by $101,356 or 11.5%, to $783,508 from $884,864 for the corresponding period of the prior year. The decrease was primarily due to 1) higher selling and general and administrative expenses, and 2) income tax expense and a new provision for return and doubtful accounts.

For the three months ended September 30, 2007, other income increased by $5,153 from $(17,599) to $(12,446), or 29.3%. This small increase was due to the lack of other expense.

The nine-month period ended September 30, 2006 as compared to the nine month period ended September 30, 2005

For the nine months ended September 30, 2007, revenues increased by $2,694,828 or 36.7% to $10,044,895 from $7,350,067 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company’s products are being more effectively marketed and as a result better accepted by the domestic market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others too.

For the nine months ended September 30, 2007, cost of sales increased by $1,944,839 or 42.5% to $6,521,893 from $4,577,054 as compared to the corresponding period of the prior year.  The primary factor responsible for the increase was the increase in production and sales.

For the nine months ended September 30, 2007, selling and distribution expenses increased by $25,634 or 14.9% to $197,647 from $172,013 as compared to the corresponding period of the prior year.  The increase of selling and distribution expenses was primarily attributable to the Company’s increase in its sales and marketing efforts.

For the nine months ended September 30, 2007, general and administrative expenses increased by $93,940 or 39.7% to $330,523 from $236,583 as compared to the corresponding period of the prior year.  The primary factor for the increase was Company’s increase in professional fees and other related expenses associated with its campaign in the US capital markets.

For the nine months ended September 30, 2007, net income increased $1,036,024 or 89% from $1,158,017 in 2006 to $2,194,041 in 2007. The increase was primarily due to the $749,989 increase in gross profit (resulting primarily from the $2,694,828 increase in net sales) and the $643,767 decrease in operating expenses (resulting primarily from the absence of stock-based compensation in 2007 compared to $982,700 stock-based compensation in 2006, offset by the $93,940 increase in general and administrative expenses and the $188,348 increase in the provision from returns and doubtful accounts) offset by the $404,684 increase in income tax expense (in 2006, the Company's principal operating subsidiary Harbin Hainan Kangda was exempt from the PRC enterprise income tax; in 2007, Harbin Hainan Kangda is subject to PRC enterprise income tax at a tax rate of approximately 16%).

Liquidity and Capital Resources - September 30, 2007

Operating activities. For the nine month period ended September 30, 2007, the Company’s operating activities utilized cash resources of $244,417 as compared to generating cash resources of $72,758 for the nine month period ended September 30, 2006. For the nine-month period ended September 30, 2007, the $244,417 net cash used for operating activities was primarily due to the $2,895,997 increase in net accounts receivable, offset by the $2,512,328 in net income plus non-cash expenses such as depreciation and amortization. For the nine-month period ended Septembere 30, 2006, the $72,758 net cash provided by operating activities was primarily due to the $2,473,848 in net income plus non-cash expenses such as depreciation, amortization, and stock-based compensation and the $525,675 decrease in a deposit paid to related party, offset by the $2,604,663 increase in inventories and the $257,653 increase in net accounts receivable.

Investing and financing activities.  For the nine month period ended September 30, 2007, the Company’s investing and financing activities together used cash resources of $1,686 as compared to utilizing cash resources totaling $972,583 for the nine month period ended September 30, 2006, an increase in cash flow of $970,897.  The increase was mainly due to the Company’s acquisition of Taishan Kangda in June 2006 and the purchase of land use rights in 2006.

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

As of the date of filing of this amended report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of the date of filing of this amended report for the period ended September 30, 2007, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Hunan Tianxiang Trading Company, Ltd

10.2	Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Jinan Qitai Economic and Trading Center

10.3	Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Lanzhou Xinhui Economic and Trading Company, Ltd.

10.4	Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Qingdao Furui Economic and Trading Company, Ltd.

10.5	Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Shanxi Anyang Food Distribution Company

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: November 19, 2007	By:	/s/ JINJIANG WANG
JINJIANG WANG President, Chief Executive Officer, Director and Principal Executive Officer

Date: November 19, 2007	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer