Form 10KSB/A
period 2006-12-31
China Kangtai Cactus Bio-tech, Inc.
filed 2008-02-06
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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
People’s Republic China
Zip Code: 150025
(Address of principal executive offices)

Issuer’s telephone number: (86) 451-57351189 ext 126

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

As used in this report, “we”, “us”, “our”, “CKGT”, “our Company”, “the Company”, or “China Kangtai” refers to China Kangtai Cactus Bio-Tech Inc. and all of its subsidiaries and affiliated companies.

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

The Company has over 387 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutriceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. The Company’s annual production capability of cactus fruits and edible cacti in 2006 is 60,000 tons. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

The Company has many co-operative processing agreements with local pharmaceutical, food and beverage manufacturers to produce its products.

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
2.               Organic fat and acids;
3.               Carbohydrates;
4.               Vitamins;
5.               Minerals; and
6.               Microelements.

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

The revenue generated from sales of nutriceutical products was $7,373,105 in fiscal year 2006, or about 71% of the total net sales.

The Company also entered co-operative production agreements on March 10th, 2004 and renewed the contracts on January 8th, 2006 with Shandong Tsingtao Beer Inc.’s Harbin subsidiary to jointly produce cactus beer for long term cooperation. Pursuant to these agreements, the Company provides raw materials, recipes, technical support and quality control guidelines. Shandong Tsingtao Beer Inc. Acheng Branch provides labor and processing facilities and strictly follows the Company’s guidelines and instructions for production. The Company has also established its own cactus beverage and fruit wine production facility. The Company’s cactus drinks include cactus beer, cactus fruit wine (including the brand name (Overlord Scourge Flower Imperial Wine), cactus beverage and cactus fruit drink,

The revenue generated from sales of cactus food, beverage and wine was $2,596,163 in year 2006, or about 25%. The remaining 4% of the sales is cactus raw and intermediate materials.

The Company has established its own R&D institution and Sino-Mexico Cactus Institution, which is certified by Heilongjiang Science & Technology Committee. The Company independently developed many patented cactus -based nutriceutical and nutritional food and drinks.

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 200 self-owned, franchised chain and Kangtai branded stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products exclusively through various types and levels of provincial and municipal distributors and agents in Dalian, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Wuhan, and Shandong in China. The Company’s revenue breakdown by region in China is as follows:

US$

Heilongjiang	$3,047,521.07
Jilin	$735,885.39
Shandong	$703,558.02
Beijing	$1,167,597.55
Guangdong	$2,021,956.07
Tianjin	$973,286.99
Hubei	$440,065.88

Competition

The cactus product industry in China is not highly competitive, and no published data is available regarding China Kangtai’s relative position in the markets in which it operates. Although no major competitor currently competes against the Company across its entire product line, competitive products are available from a number of different vendors offering features similar to those of China Kangtai’s products. The Company’s existing and potential competitors include companies having greater financial, marketing and technical resources than the Company. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products the Company markets. In addition, many potential clients for China Kangtai’s products have in-house capabilities to develop cactus products that can provide some or all of the functionality of China Kangtai’s products.

The Company believes that there are distinguishing competitive factors in the selection of its cactus products. These include price/performance characteristics, marketing and sales expertise, R&D expertise and patents protections, management proprietary knowledge and experiences on cactus production, ownership of large cactus plantations, product benefit and functions, and reliability and integration of cactus into a variety of other products. The Company believes that it competes favorably with regard to these factors.

A major competitive asset for the Company is that it offers quality assurance of its products from the raw material stage all the way to the final products stage.

The Company believes it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, the Company believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Administrative Offices

China Kangtai’s registered statutory office is located at CSC Services of Nevada, Inc., 502 East John Street, Suite E, Carson City, Nevada 89706.  The Company’s operations office is located at 99 Taibei Road, Limin Economic and Technological Development Zone, Harbin, Heilongjiang Province, P. R. China. Zip Code: 150025 and its telephone number is (86) 451 57351189.

Employees

As of April 2, 2007, China Kangtai has 232 full-time employees. The Management of the Company expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by its employees.

Reports to Security Holders

China Kangtai is not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to its security holders unless a request is made for such delivery. The Company files all of its required reports and other information with the Securities and Exchange Commission (the “Commission”).

The public may read and copy any materials that are filed by China Kangtai with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Room 2521, Washington, D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by InvestNet with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY.

China Kangtai’s operations office is located at 99 Taibei Road, Limin Economic and Technological Development Zone, Harbin, Heilongjiang Province, P. R. China, Zip Code: 150025 and its telephone number is (86) 451 57351189.

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

Impairment of Inventories

Impairment of inventories for the fiscal years ended December 31, 2006 and 2005 were $661,229 and $724,504 respectively. Most of the inventories are the cactus crops growing on the farmland. Therefore the allowance is mostly based on the difference between the cost of cactus in the book and the conversion value of the cactus, which is the estimated market price of cactus minus all the estimated costs and taxes of the cactus to be sold, at the year end, if the conversion value is below the book cost.

For the fiscal year ended December 31, 2006, the book cost of cactus inventories was $0.19/kg. The conversion value at the time was at $0.17/kg. A total of 33,061,450 kg of cactus inventories was affected, so the allowance was $661,229.

For the fiscal year ended December 31, 2005, the book cost of cactus inventories was $0.19/kg and the conversion value was $0.165/kg. A total of 24,818,820 kg of cactus inventories was affected. Therefore the allowance was $620,470. The difference between this allowance and $724,504 is the result of decreases in the values of other raw materials and packaging materials

General and Administrative Expenses

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
(PREVIOUSLY INVESTNET, INC.)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
China Kangtai Cactus Bio-Tech Inc. (previously InvestNet, Inc.) and subsidiaries

We have audited the accompanying consolidated balance sheets of China Kangtai Cactus Bio-Tech Inc. (previously InvestNet, Inc.) and subsidiaries as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Kangtai Cactus Bio-Tech Inc. (previously InvestNet, Inc.) and subsidiaries as of December 31, 2005 and the related consolidated statements of its operations and its cash flows for the years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: March 10, 2006 except for Note 14, which the date is March 29, 2006

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jimmycheung@jimmycheungco.com Website: http://www.jimmycheungco.com

JIMMY C.H. CHEUNG & CO. Certified Public Accountants Members of Kreston International	1607 Dominion Centre
43 Queen’s Road East
Wanchai, Hong Kong
	Telephone	: (852) 2529-5500
	Fax	: (852) 2865-1067
	Email	: jchc@krestoninternational.com.hk
	Web site	: http://www.jimmycheungco.com

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS
CHINA KANGTAI CACTUS BIO-TECH INC.

We hereby consent to the re-issue of our opinion on the audited financial statements of China Kangtai Cactus Bio-Tech Inc. and subsidiaries for the year ended December 31, 2005 for use in a Form 10-KSB that it expects to file with the SEC on or about January 29, 2008.

JIMMY C.H. CHEUNG & CO.
Certified Public Accountants

Hong Kong

January 29, 2008

CHINA KANGTAI CACTUS BIO-TECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)

	December 31,
	2006	2005
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$451,936	$887,637
Accounts receivable, net of allowance for doubtful accounts of $71,597 and $69,177, respectively	1,777,507	913,163
Accounts receivable from a related party	1,924	204,461
Inventories	7,382,444	4,346,262
Other receivables and prepaid expenses	24,310	113,377
Deposit paid to a related company	-	525,675
Total Current Assets	9,638,121	6,990,575

Property and Equipment, net of accumulated depreciation of $889,662 and $1,126,956, respectively	3,444,787	4,315,602

Other Assets
Intangible assets, net of accumulated amortization of $564,300 and $415,942, respectively	637,402	714,493
Land use rights, net of accumulated amortization of $152,845 and $107,945, respectively	1,250,429	182,084
Total Assets	$14,970,739	$12,202,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$64,758	$121,289
Other payables and accrued liabilities	156,693	165,924
Note payable	775,913	749,690
Taxes payable	78,336	292,276
Total current liabilities	1,075,700	1,329,179

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares, none issued and outstanding	-	-
Common stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 17,739,625 and 17,105,625 shares, respectively	17,740	17,105
Additional paid-in capital	6,558,082	5,530,435
Retained earnings
Appropriated	1,361,365	885,137
Unappropriated	5,266,815	4,308,398
Accumulated other comprehensive income	691,037	132,500
Total stockholders' equity	13,895,039	10,873,575
Total Liabilities and Stockholders' Equity	$14,970,739	$12,202,754

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

Revenue Recognition

The Company recognizes revenue upon delivery of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable. For consignment sales, revenues are recognized at the time that the consignee makes sales to customers with no right of return.

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

Note 3. Acquisition of Taishan Kangda

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

Had the acquisition occurred January 1, 2005, pro forma combined results of operations would be:

	Year Ended December 31
	2006	2005
Net sales	$10,384,655	$8,002,738
Net income	$1,423,313	$773,299
Net income per common share - basic and diluted	$0.08	$0.05

Note 4. Inventories

Inventories consist of:

	December 31
	2006	2005
Cactus stock	$5,680,089	$4,715,577
Other raw materials	1,888,726	215,791
Work-in-progress	228,108	-
Finished goods	246,750	139,398
	8,043,673	5,070,766
Less: allowance for market adjustments to inventories	(661,229)	(724,504)
	$7,382,444	$4,346,262

Note 5. Property, Plant and Equipment

Property, plant and equipment, net consist of:

	December 31,
	2006	2005
Buildings	$2,648,869	$3,887,142
Plant equipment and machinery	1,418,693	1,331,854
Motor vehicles	253,183	211,588
Furniture and office equipment	13,704	11,974
Total	4,334,449	5,442,558
Less accumulated depreciation	(889,662)	(1,126,956)
Net	$3,444,787	$4,315,602

Note 6. Intangible Assets

Intangible assets, net consist of:

	December 31,
	2006	2005
Patents and licenses	1,201,702	1,130,435
Total	1,201,702	1,130,435
Less accumulated amortization	(564,300)	(415,942)
Net	$637,402	$714,493

The estimated amortization of intangible assets expense for each of the five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $120,170.

Note 7. Land Use Rights

Land use rights, net consist of:

	December 31,
	2006	2005
Harbin Hainan Kangda	$638,135	$290,029
Taishan Kangda	765,139	-
Total	1,403,274	290,029
Less accumulated amortization	(152,845)	(107,945)
Net	$1,250,429	$182,084

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

Note 13. Restatement of Previously Issued Consolidated Financial Statements

As previously reported (in the December 31, 2006 consolidated financial statements included in the December 31, 2006 Form 10-KSB filed April 2, 2007), the Company allocated $132,091 of the $1,475,000 purchase price of Taishan Kangda to goodwill and $633,048 to land use rights. As restated (in the accompanying consolidated financial statements), the Company has adjusted that allocation to $0 for goodwill and $765,139 for land use rights. This restatement had no effect on total assets at December 31, 2006 or on the consolidated statement of operations and comprehensive income for the year then ended.

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

ITEM 8A.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006 which was designed to provide reasonable assurance that the Company's controls and procedures are effective. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides summary compensation information for the years 2006, 2005 and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer:

Summary Compensation Table

Change in
Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Jinjiang Wang
President, Chief Executive Officer and Chairman
	2006	$2,600	—	—	—	—	—	—	$2,600
	2005	$90,000	—	—	—	—	—	—	$90,000
	2004	—	—	—	—	—	—	—

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

Date: January 31, 2008

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer

Date: : January 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Date: : January 31, 2008

By:	/s/ Chengzhi Wang	General Manager and a Director
Date: : January 31, 2008

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer
Date: : January 31, 2008

By:	/s/ Jiping Wang	Director
Date: : January 31, 2008

By:	/s/ Song Yang	Director
Date: : January 31, 2008