Form 10KSB
period 2007-12-31
China Kangtai Cactus Bio-tech, Inc.
filed 2008-04-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State issuer’s revenue for its most recent fiscal year: $14,240,655.
The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 31, 2008 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $5,425,560.

As of March 31, 2008 there were 17,739,625 outstanding shares of common stock, par value $.001 per share.

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

The Company has over 387 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutriceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. The Company’s annual production capability of cactus fruits and edible cacti in 2007 is 73,000 tons. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powers, which are raw materials for cactus nutriceuticals.

The Company engages with, by co-operative production agreements, local pharmaceutical, food and beverage manufacturers to produce its products. This strategy allows the Company to fill the orders quickly with short production runs and to reduce the requirements in fixed assets investment.

The Exhibits at the end of this form provides a list of the existing co-operative production agreements.

Two of such agreements are with Shandong Tsingtao Beer Inc (Harbin subsidiary)’s Acheng Branch and Harbin Ice Lantern Noodle Factory first dated March, 2004 to jointly produce cactus beer and noodles for long term cooperation. The Company has renewed these contracts every year and most recently on January and March of 2008. Pursuant to these contracts, the Company provides raw materials, quality control guidelines and technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide other materials, processing facilities and labor, and strictly follows the Company’s guidelines and instructions for production. The Company inspects all of the final products.

The Company also has co-operative production agreements with two nutriceutical producers, Harbin Diwang Pharmacy Co. Ltd. (a GMP certified processor) and Harbin Bin County HuaLan Dairy Factory.

In 2006, the Company had entered two new co-processing agreements with Huimeijia Bio-tech Ltd. to produce nutriceutical soft capsules and Kangwei Health Foods Ltd. of Mudanjiang City to produce cactus palm dry powder products.

In October 2007, the Company has signed a new agreement with Harbin Meijia Bio-Tech Co., Ltd.

All of the above co-operative production agreements have been renewed during January and March of 2008.

The Company has also established its own cactus beverage and fruit wine production facilities. The Company’s cactus beverage product category includes cactus beer, cactus fruit wine (including the brand name of Overlord Scourge Flower Imperial Wine), cactus palm juices and cactus fruit drinks,

Cacti have been proven to contain the following elements:

1.               Protein and amino acids;
2.               Organic fat and acids;
3.               Carbohydrates;
4.               Vitamins;
5.               Minerals; and
6.               Microelements.

The Company’s nutriceutical products containing cactus extracts include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule, and Cactus Shuxin Capsule.

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

The revenue generated from sales of nutriceutical products was $7,846,577 in fiscal year 2007, or about 55.10% of the total net sales.

The revenue generated from sales of cactus food, beverage and wine was $3,758,293.91 in year 2007, or about 26.39%. The remaining 18.51% of the sales is cactus raw and intermediate materials.

The Company has its own R&D facility, the Heilongjiang Sino-Mexico Cactus Development and Utilization Institute, which is certified by Heilongjiang Science & Technology Committee. The Institute has independently developed many patented cactus -based nutriceuticals and nutritional food and drink product formulas and production processes.

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 200 self-owned, franchised chain and Kangtai branded stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products primarily through various types and levels of provincial and municipal distributors and agents in Dalian, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Hebei, Liaoning, Shanxi, Hunan, Gansu and Shandong in China. The Company’s major revenue breakdown by region in China is as follows:

US$

Heilongjiang	$4,218,706.80
Jilin	$709,701.30
Shandong	$1,005,958.80
Beijing	$1,372,001.40
Guangdong	$1,315,383.30
Tianjin	$749,202.30
Hebei	$961,191.00
Shenzhen	$1,096,811.10
Liaoning	$653,083.20
Shanxi	$470,061.90
Hunan	$363,409.20
Gansu	$373,942.80

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

Employees

As of March, 2008, China Kangtai has 188 full-time employees. The Management of the Company expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by its employees.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

China Kangtai’s operations office is located at 99 Taibei Road, Limin Economic and Technological Development Zone, Harbin, Heilongjiang Province, P. R. China, Zip Code: 150025 and its telephone number is (86) 451 57351189. In addition, the Company has over 387 acres of cactus farming bases in China, production facilities and an R&D facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

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

Year	Quarter Ended	High	Low
2007	December 31	$1.40	$0.72
	September 30	$0.95	$0.60
	June 30	$1.32	$0.54
	March 31	$1.97	$1.01

2006	December 31	$1.13	$0.60
	September 30	$1.65	$0.81
	June 30	$1.80	$0.39
	March 31	$1.40	$0.44

2005	December 31	$1.90	$0.70
	September 30	$2.10	$0.02
	June 30	$0.03	$0.02
	March 31	$0.027	$0.026

2004	December 31	$0.16	$0.08
	September 30	$0.74	$0.09
	June 30	$1.36	$0.40
	March 31	$1.57	$1.01

Record Holders

As February 27, 2008, there were approximately 101 shareholders of record holding a total of 17,739,625 shares of common stock.

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

Results of Operations

During the period from March 31, 2004 through December 31, 2007, CKGT has been engaged in the development and marketing of its products from Harbin, China. CKGT expects that over the next twelve months it will continue to market its products in Harbin, China.

Year Ended December 31, 2007 and Year Ended December 31, 2006

Sales

For the fiscal year ended December 31, 2007, sales increased by $3,856,000 or by 37.1% to $14,240,655 from $10,384,655 for the year ended December 31, 2006. The increase in sales is attributable to the fact that the Company’s products are more efficiently marketed and increasingly well accepted by the domestic market customers.

Cost of Sales

For the fiscal year ended December 31, 2007, cost of sales increased by $2,566,971 or 36.3% to $9,629,251 from $7,062,280 as compared to the corresponding period of the prior year. The smaller percentage increase in the cost of sales than that of sales resulted from the increasing efficiency in the operations of the Company.

Selling and Distribution Expenses

For the fiscal year ended December 31, 2007, selling expenses increased by $67,331 or 31.8% to $279,303 from $211,972 as compared to the corresponding period of the prior year. The proportionally smaller increase is primarily attributable to the Company’s optimization of its operating team and sales forces, allocated sales and distribution expenses to the sales agent companies in different provinces of China, all of which reduced the unit selling and distribution expenses of the Company.

General and Administrative Expenses

For the fiscal year ended December 31, 2007, general and administrative expenses increased by $762,727 or 196.2% to $1,151,534 from $388,807 as compared to the corresponding period of the prior year. This large increase is due to the large increase in allowance for returns and doubtful accounts of $732,010 for 2007, or from $71,597 for 2006 to $838,736 for 2007, taking into considerations of exchange rate changes. Without this increase, there is actually a slight drop in general and administrative expenses. The increase in allowance for returns and doubtful accounts of $732,010 in 2007 is due to the high levels of accounts receivable caused by increased sales and aging of accounts.

Total Operating Expenses

For the fiscal year ended December 31, 2007, operating expenses decreased by $138,025, or 7.7% from $1,799,138 to $1,661,113, as compared to the corresponding period of the prior year. The decrease indicates an improvement in operational efficiency.

Net Income

For the fiscal year ended December 31, 2007, the net income increased by $865,055 or 60.3%% to $2,299,700 from $1,434,645 as compared to the corresponding period of the prior year. The increase mainly resulted from rapid growth in the sales of the Company’s products and the reduction in the operating expenses.

Impact of Inflation

CKGT believes that inflation has had a negligible effect on operations over the past three years. CKGT believes that it can offset inflationary increases in operating costs by increasing prices.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2007, cash flows from operating activities increased by $1,991,568 or 1,438.8% to $2,129,986 from $138,418 as compared to the corresponding fiscal year ended December 31, 2006. The increase is primarily due to the increase of net income and the decrease in inventories.

For the fiscal year ended December 31, 2007, cash flows from investing activities decreased by $1,783,963 or 210.6% to $(2,631,017) from $(847,054) as compared to the corresponding period of the prior year. The decrease is due to increased investments in the Company’s property and equipment in 2007.

For the fiscal year ended December 31, 2007, cash flow provided by financing activities increased by $27,301 or 104.1% to $53,524 from $26,223 as compared to fiscal year ended December 31, 2006. The primary factor responsible for the increase is due to the increase in note payable.

The Company’s operations for the year ended December 31, 2007 resulted in comprehensive income of $3,347,289. The Company has funded its cash needs from revenue and debt financing in the form of loans provided by related and unrelated parties.

CKGT has no defined benefit plan or contractual commitment with any of its officers or directors.

CKGT has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

CKGT has no current plans to make any significant changes in the number of employees.

Critical Accounting Policies

In Note 1 to the audited consolidated financial statements for the year ended December 31, 2007 and for the twelve months ended December 31, 2006 included in this Form 10-KSB, CKGT discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. CKGT believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

ITEM 7.  FINANCIAL STATEMENTS

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

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

ITEM 8A.  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006 which was designed to provide reasonable assurance. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held
Jinjiang Wang	59	President, Chief Executive Officer and Chairman of the Board of Directors
Chengzhi Wang	38	General Manager and a Director
Hong Bu	34	Chief Financial Officer and a Director
Jiping Wang	47	Director
Song Yang	34	Director
John Zhang	35	Director

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

John Zhang, age 35, is an independent director of the Company. He was a founder of JC Global Capital Partners, LLC, a financial consulting firm located in Shanghai, China, and from September 2006 to the present has been its CEO. JC Global Capital Partners, LLC, specializes in cross-border capital market transactions, and as CEO, Mr. Zhang is responsible for overseeing all of the firm’s operations. Prior to founding JC Global Capital Partners, LLC, from September 2003 to August 2006, Mr. Zhang was the Managing Director of FirsTrust Group, a US merchant bank headquartered in Atlanta, GA, where he was responsible for its entire China operation. From September 1993 to August 2000, Mr. Zhang worked various positions at ASI Computer Technology, Inc, where he was responsible for Sales and Product Management. In 2002 - 2003, Mr. Zhang was employed by CTX International, Inc., as Sales Manager, where he was responsible for Business Development. Prior to CTX, Mr. Zhang attended Emory University and graduated with an MBA in 2003.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides summary compensation information for the years 2006, 2005 and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jinjiang Wang, President, Chief Executive Officer and Chairman
	2007	$7,900	—	—	—	—	—	—	$7,900
	2006	$2,600	—	—	—	—	—	—	$2,600
	2005	$90,000	—	—	—	—	—	—	$90,000
	2004	—	—	—	—	—	—	—

Chengzhi Wang, General Manager
	2007	$6,320	—	—	—	—	—	—	$6,320
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—

Hong Bu, Chief Financial Officer
	2007	$6,320	—	—	—	—	—	—	$6,320
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—

No executive officer received compensation in excess of $100,000 during the fiscal years ended December 31, 2007, 2006, 2005, and 2004. In addition, members of the Board of Directors did not receive compensation for their services during the fiscal years ending December 31, 2007, 2006, 2005, and 2004.

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

Title of Class	Name and Address of Owner	Amount and Nature of Ownership	Percent of Class
Common Stock	Jinjiang Wang The 4th Group, 21st Residents’ Committee Xinhua Street, Boli Town, Boli County Heilongjiang Province P.R.C.	4,801,390 Direct	27.1%

Common Stock	Chengzhi Wang No. 98 Xiangshun Street Xiangfang District, Harbin, P.R.C.	3,892,970 Direct	21.9%

Common Stock	Hong Bu No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	750,046 Direct	4.2%

Common Stock	Jiping Wang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	700,734 Direct	4.0%

Common Stock	Song Yang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	726,688 Direct	4.1%

Common Stock	John Zhang	115,334 Direct and Indirect	0.7%

Common Stock	All Directors and Executive Officers as a Group	10,987,162 Direct and Indirect	61.9%

(1) Percentage is based on 17,739,625 shares of Common Stock outstanding as of March 31, 2007.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS

The Exhibits listed below are filed as part of this Annual Report.

3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).
3.2	Amended Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003)
3.3	Amended and Restated Articles of Incorporation (incorporated by reference to the Form 10KSB filed with the Securities and Exchange Commission April 17, 2006.
3.4	Bylaws (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).
10.1
Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Hunan Tianxiang Trading Company, Ltd (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 19, 2007).

10.2
 Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Jinan Qitai Economic and Trading Center (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 19, 2007).

10.3
Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Lanzhou Xinhui Economic and Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 19, 2007).

10.4
Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Qingdao Furui Economic and Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 19, 2007).

10.5
Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Shanxi Anyang Food Distribution Company (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 19, 2007).

10.6
Processing Agreement dated January 8, 2006, between the Company and Shandong Tsingtao Beer Inc. Harbin subsidiary (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.7
Processing Agreement dated January 20, 2006, between the Company and Harbin Ice Lantern Noodle Factory (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.8
Processing Agreement dated March 30, 2005, between the Company and Harbin Diwang Pharmacy Co. Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.9
Processing Agreement dated July 10, 2005, between the Company and Harbin Bin County HuaLan Dairy Factory (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.10
Processing Agreement dated January 20, 2006, between the Company and Huimeijia Bio-tech Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.11
Processing Agreement dated March 2, 2006, between the Company and Kangwei Health Foods Ltd. Of Mudanjiang City (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.12
Distributions Agreement dated February 15, 2007, with Jilin Yanji Economic and Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.13
Distributions Agreement dated January 16, 2007, with Liaoning Shenneng Trading and Development Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.14	Distributions Agreement dated February 9, 2007, with Jianshuang Zhang - Hubei (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.15
Distributions Agreement, dated February 3, 2007, with Hunan Green Food Distribution Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.16
Distributions Agreement dated January 29, 2007, with Harbin Huadingwei Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.17
Distributions Agreement dated February 6, 2007, with Hangzhou Hesheng Economic and Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.18	Distributions Agreement dated January 16, 2007, with Guangdong Jinpei Lin (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.19
Distributions Agreement dated January 9, 2007, with Fujian Tianyi Economic and Trading Company Ltd (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.20	Distributions Agreement, Dated January 20, 2007, With Beijing Yaping Liu (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.21	Cooperation Agreement between Harbin Hainan Kangda Cactus Hygienical Foods Co., Ltd and Party B: Harbin Meijia Bio-Tech Co., Ltd. dated October 8, 2007 *
10.22
Contract of Termination of Lease, dated January 10, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.23
Contract of Termination of Lease, dated January 18, 2006, by and between the Company and Lindian Cactus Farming Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.24
Contract of Termination of Lease, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.25
Contract of Termination of Lease, dated January 13, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.26
Contract of Termination of Lease, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.27
Contract of Termination of Lease, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.28
Contract of Termination of Lease, dated January 5, 2006, by and between the Company and the Dalian River Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.29
Contract of Termination of Lease, dated January 23, 2006, by and between the Company and the Wanbao Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.30
Transfer Agreement for Greenhouse, dated January 13, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.31
Transfer Agreement for Greenhouse, dated January 18, 2006, by and between the Company and the Lindian Cactus Farming Base. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.32
Transfer Agreement for Greenhouse, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.33
Transfer Agreement for Greenhouse, dated January 11, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.34
Transfer Agreement for Greenhouse, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.35
Transfer Agreement for Greenhouse, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.36
Transfer Agreement for Greenhouse, dated January 5, 2006, by and between the Company and the Dalian River Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.37
Transfer Agreement for Greenhouse, dated January 23, 2006, by and between the Company and the Wanbao Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.38
Transfer Agreement for Greenhouse, dated January 24, 2006, by and between the Company and the Daqing Ranghulu Hi-tech Zone (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

21.1	List of Subsidiaries
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

* Filed Herewith
 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for audit of the Company’s annual financial statements were $70,000 billed by Michael T. Studer, C.P.A., P.C. and $0 billed by Jimmy C.H. Cheung & Co. for the fiscal year ended December 31, 2007. The aggregate fees for audit of the Company’s financial statements were $60,000 billed by Michael T. Studer, C.P.A., P.C. and $0 billed by Jimmy C.H. Cheung & Co. for the fiscal year ended December 31, 2006.

The aggregate fees billed by Michael T. Studer, C.P.A., P.C. for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $37,739 during the year ended December 31, 2007 and $8,000 for the period ended December 31, 2006. The aggregate fees billed by Jimmy C.H. Cheung & Co. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $0 during the year ended December 31, 2007 and $17,100 during the year ended December 31, 2006.

Audit Related-Fees

Jimmy C.H. Cheung & Co. billed the Company $0, and Michael T. Studer, C.P.A., P.C. billed the Company $0 for assurance and related services that were related to their audit or review of the Company's financial statements during the fiscal periods ended December 31, 2007 or December 31, 2006.

Tax Fees

The aggregate fees billed by P. C. Liu, CPA, P.C. for tax compliance, tax advice and tax planning were $1,000 for the fiscal years ended December 31, 2007 and $1,000 for the fiscal years ended December 31, 2006 The aggregate fees billed by Michael T. Studer, C.P.A., P.C. and Jimmy C.H. Cheung & Co. for tax compliance, tax advice and tax planning were $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

Michael T, Studer, C.P.A., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal periods ended 2006.

Jimmy C.H. Cheung & Co. billed the Company $12,000 for issuing a consent letter for the amended 10KSB filing for the fiscal years ended December 31, 2006, $1,000 for issuing a consent letter for an S-8 filing and $800 for issuing a consent letter for an SB-2 filing; other than the foregoing during the fiscal periods ended 2006.

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

Date: April 15, 2008

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer

Date: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Date: April 15, 2008

By:	/s/ Chengzhi Wang	General Manager and a Director
Date: April 15, 2008

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer
Date: April 15, 2008

By:	/s/ Jiping Wang	Director
Date: April 15, 2008

By:	/s/ Song Yang	Director
Date: April 15, 2008

By:		Director
John Zhang
Date:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Kangtai Cactus Bio-Tech Inc.

I have audited the accompanying consolidated balance sheets of China Kangtai Cactus Bio-Tech Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Kangtai Cactus Bio-Tech Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 11, 2008

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31, 2007	December 31, 2006
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$509,901	$451,936
Accounts receivable, net of allowance for returns and doubtful accounts of $838,736 and $71,597, respectively	4,036,169	1,777,507
Accounts receivable from a related party	-	1,924
Inventories	6,093,955	7,382,444
Other receivables and prepaid expenses	20,237	24,310
Total Current Assets	10,660,262	9,638,121

Property and Equipment, net of accumulated depreciation of $1,176,821 and $889,662, respectively	6,290,330	3,444,787

Other Assets
Intangible assets, net	553,038	637,402
Land use rights, net	1,290,141	1,250,429
Total Assets	$18,793,771	$14,970,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$160,543	$64,758
Other payables and accrued liabilities	192,548	156,693
Note payable	829,437	775,913
Taxes payable	319,149	78,336
Total current liabilities	1,501,677	1,075,700

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares, none issued and outstanding	-	-

Common stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 17,739,625 and 17,739,625 shares, respectively	17,740	17,740
Additional paid-in capital	6,607,848	6,558,082
Retained earnings
Appropriated	1,844,937	1,361,365
Unappropriated	7,082,943	5,266,815
Accumulated other comprehensive income	1,738,626	691,037
Total stockholders' equity	17,292,094	13,895,039
Total Liabilities and Stockholders' Equity	$18,793,771	$14,970,739

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	December 31,	December 31,
	2007	2006
	(Audited)	(Audited)

Net Sales	$14,240,655	$10,384,655

Cost of Sales	(9,629,251)	(7,062,280)

Gross Profit	4,611,404	3,322,375

Operating Expenses
Selling expenses	279,303	211,972
General and administrative expenses	1,151,534	388,807
Stock-based compensation	-	982,700
Stock issued for service	-	-
Depreciation	70,589	64,836
Amortization of land use rights	35,983	32,034
Amortization of intangible assets	123,704	118,789
Total operating expenses	1,661,113	1,799,138
Income from Operations	2,950,291	1,523,237

Other Income (Expenses)
Interest income	603	258
Imputed interest	(47,796)	(45,582)
Loss on disposal of property and equipment	-	(43,268)
Other income (expense) - net	(171)	-
Total Other Income (Expenses)	(47,364)	(88,592)
Income before Income Taxes	2,902,927	1,434,645
Income Tax Expense	603,227	-
Net Income	2,299,700	1,434,645
Other Comprehensive Income
Foreign currency translation adjustment	1,047,589	558,537
Comprehensive Income	3,347,289	1,993,182

Net income per common share
Basic and diluted	$0.13	$0.08

Weighted average number of common shares outstanding
Basic and Diluted	17,739,625	17,440,863

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Stock $0.001 par value		Additional	Unappropriated	Appropriated	Accumulated other
			paid-in	retained	retained	comprehensive
	Shares	Amount	capital	earnings	earnings	income	Total
Balance at December 31, 2005	17,105,625	17,105	5,530,435	4,308,398	885,137	132,500	10,873,575
Stock issued for services	634,000	634	982,065	-	-	-	982,699
Imputed interest on note payable	-	-	45,582	-	-	-	45,582
Transfer to statutory and
staff welfare reserves	-	-	-	(476,228)	476,228	-	-
Net income for the year ended December 31, 2006	-	-	-	1,434,645	-	-	1,434,645
Currency translation adjustment	-	-	-	-	-	558,537	558,537
Balance at December 31, 2006	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,039
Stock issued for services
Imputed interest on note payable	-	-	49,766	-	-	-	49,766
Transfer to statutory and
staff welfare reserves	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	17,739,625	$17,740	$6,607,848	$7,082,943	$1,844,937	$1,738,626	$17,292,094

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	December 31,	December 31,
	2007	2006
	(Audited)	(Audited)

Cash Flows from Operating Activities
Net income	$2,299,700	$1,434,645
Adjustmens to reconcile net income to net cash provided by (used for) operating activities
Depreciation - cost of sales	143,937	151,357
Depreciation - operating expenses	70,589	64,836
Amortization of land use rights	35,983	32,034
Amortization of intangible assets	123,704	118,789
Stock-based compensation	-	973,400
Stock issued for services	-	9,300
Loss on disposal of property and equipment	-	43,268
Imputed interest	47,796	45,582
Write-down of inventories	-	661,229
Changes in operating assets and liabilities
Accounts receivable, net	(2,258,662)	(864,344)
Accounts receivable - related party	1,924	202,537
Other receivables and prepaid expenses	4,073	89,067
Inventories	1,288,489	(3,058,380)
Deposit paid - related party	-	525,675
Accounts payable	95,785	(56,531)
Other payables and accrued liabilities	35,855	(20,107)
Taxes payable	240,813	(213,940)
Net cash provided by (used for) operating activities	2,129,986	138,418
Cash Flows from Investing Activities
Acquisition of Taishan Kangda	-	(1,473,665)
Proceeds from disposals of property and equipment	-	964,250
Purchase of property and equipment	(2,631,017)	(33,889)
Purchase of land use rights	-	(303,750)
Net cash provided by (used for) investing activities	(2,631,017)	(847,054)
Cash Flows from Financing Activities
Note payable	53,524	26,223
Net cash provided by (used for) financing activities	53,524	26,223

Effect of exchange rate on cash	505,472	246,712
Increase (decrease) in cash and cash equivalents	57,965	(435,701)

Cash and cash equivalents, beginning of period	451,936	887,637

Cash and cash equivalents, end of period	$509,901	$451,936

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$610,792	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On June 26, 2006 (see Note 3), Harbin Hainan Kangda acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd (“Taishan Kangda”), a PRC company with limited liability previously owned by two stockholders, for $1,475,000 in cash. Taishan Kangda owns a piece of land approximating 240,000 square metres in Guangdong Taishan used for growing cactus.

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter collectively referred to as the “Company”.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for 2007 and 2006 include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda (from June 26, 2006).

All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, note payable, and taxes payable. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments and based on interest rates of comparable instruments.

Foreign Currency Translation

The functional currency of US China Kangtai and BVI China Kangtai is the United States dollar. The functional currency of Harbin Hainan Kangda and Taishan Kangda is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Harbin Hainan Kangda and Taishan Kangda assets and liabilities are translated into United States dollars at period-end exchange rates ($0.13710 and $0.12825 at December 31, 2007 and 2006, respectively). Harbin Hainan Kangda and Taishan Kangda revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.13167 and $0.12557 for the years ended December 31, 2007 and 2006, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2007 and 2006 consist of cash on hand and demand deposit accounts with banks. The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for returns and doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

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

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments. Land use rights are being amortized on a straight-line basis over the remaining term of the related agreements, which range from 40 to 50 years. Other intangible assets consist of patents and licenses. Patents and licenses are being amortized over their expected useful economic life of 10 years.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $218,083 and $137,874 for the years ended December 31, 2007 and 2006 respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to general and administrative expenses for the years ended December 31, 2007 and 2006 were $72,961 and $11,835 respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 (R) “Accounting for Stock-Based Compensation”. No stock options or warrants were granted or issued in 2006 and 2007 and none are outstanding at December 31, 2007.

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

Note 3. Business Combination

Pursuant to an agreement dated June 26, 2006, Harbin Hainan Kangda acquired a 100% equity interest in Taishan Kangda which was previously owned by two stockholders for $1,475,000 in cash. One of the Taishan Kangda stockholders was the Company’s president who owned 27.1% of the Company’s issued and outstanding stock; the other stockholder was the president’s son and the Company’s general manager who owned 21.9% of the Company’s issued and outstanding stock.

The allocation of the net assets acquired was as follows:

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

The acquisition of Taishan Kangda was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Taishan Kangda have been included in the consolidated statements of operations and comprehensive income of the Company from June 26, 2006 (date of acquisition) to December 31, 2007. Had the acquisition occurred January 1, 2006, proforma combined net sales, net income, and net income per share for the year ended December 31, 2006 would be $10,384,655, $1,423,313, and $0.08, respectively.

Note 4. Inventories

Inventories consist of:

	December 31
	2007	2006
Cactus stock	$5,512,782	$5,680,089
Other raw materials	82,872	1,888,726
Work-in-progress	2,700	228,108
Finished goods	495,601	246,750
Total	6,093,955	8,043,673
Less: allowance for market adjustments to inventories	-	(661,229)
Net	$6,093,955	$7,382,444

Note 5. Property, Plant and Equipment

Property, plant and equipment, net consist of:

	December 31,
	2007	2006
Buildings	$2,831,657	$2,648,869
Plant equipment and machinery	4,350,191	1,418,693
Motor vehicles	270,654	253,183
Furniture and office equipment	14,649	13,704
Total	7,467,151	4,334,449
Less accumulated depreciation	(1,176,821)	(889,662)
Net	$6,290,330	$3,444,787

Note 6. Intangible Assets

Intangible assets, net consist of:

	December 31,
	2007	2006
Patents and licenses	$1,284,604	$1,201,702
Total	1,284,604	1,201,702
Less accumulated amortization	(731,566)	(564,300)
Net	$553,038	$637,402

The estimated amortization of intangible assets expense for each of the five succeeding fiscal years ending December 31, 2008, 2009, 2010, 2011, and 2012 is $128,460.

Note 7. Land Use Rights

Land use rights, net consist of:

	December 31,
	2007	2006
Harbin Hainan Kangda	$674,994	$638,135
Taishan Kangda	815,985	765,139
Total	1,490,979	1,403,274
Less accumulated amortization	(200,838)	(152,845)
Net	$1,290,141	$1,250,429

The estimated amortization of land use rights expense for each of the five succeeding fiscal years ending December 31, 2008, 2009, 2010, 2011, and 2012 is $35,983.

Note 8. Note Payable

Note payable consists of:

	December 31,
	2007	2006

Note payable to a financial institution, unsecured and due on demand.	$829,437	$775,913

The note payable is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $49,766 and $45,582 for the years ended December 31, 2007 and 2006, respectively.

  Note 9. Stockholders’ Equity

Stock issuances

In June 2006, the Company issued 628,000 shares of common stock having a fair value of $973,400 to fifteen persons as stock bonuses.

In June 2006, the Company issued 6,000 shares of common stock having a fair value of $9,300 to a consultant for services provided.

Appropriated retained earnings

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Harbin Hainan Kangda is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $1,844,937 and $1,361,365 at December 31, 2007 and 2006, respectively.

Note 10. Income Taxes

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No income taxes were provided in 2007 and 2006 since US China Kangtai had taxable losses in those years. At December 31, 2007, US China Kangtai had net operating loss carryforwards of approximately $773,000 which may be available to offset future taxable income. Management has not yet determined it to be more likely than not that a deferred tax asset of up to approximately $270,000 attributable to the utilization of these net operating loss carryforwards (which expire in 2027) will be realized. Accordingly, the Company has provided a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2007.

At December 31, 2007, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

	Year Ended
	December 31,
	2007	2006
Expected tax at 35%	$1,016,024	$502,126
Tax effect of unutilized losses of USA China Kangtai; BVI China Kangtai; and Taishan Kangda	75,109	438,045
Tax effect of Harbin Hainan Kangda income not taxed	-	(886,447)
Tax effect of PRC income taxed at lower rate	(487,906)	(53,724)
Acutal provision for income taxes	$603,227	$-

Note 11.    Commitments and Contingencies

Operating lease commitments

The Company leases office space and land for growing cactus from third parties under operating leases. Rental expenses for all operating leases for the years ended December 31, 2007 and 2006 were $ 17,371 and $19,631, respectively.

At December 31, 2007, future minimum rental commitments under all non-cancellable operating leases are due as follows:

2008	$18,087
2009	18,087
2010	5,748
2011	2,896
2012	3,270
Thereafter	124,821

Total	$172,909

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

Note 12.    Subsequent Events

On March 21, 2008, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with T Squared Investments LLC (the “Investor”) to sell in a private placement to the Investor for an aggregate purchase price of $500,000, (i) 833,333 shares of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) for $0.60 per share (the “Shares”), (ii) warrants to purchase up to 1,250,000 shares of Company’s common stock exercisable for a period of three years at an exercise price of $0.75 per share (the “A Warrants”) or an aggregate exercise price of $937,500 if all of the A Warrants were exercised, and (iii) warrants to purchase up to 1,500,000 shares of Company’s common stock exercisable for a period of three years at an exercise price of $1.00 per share (the “B Warrants”), or an aggregate exercise price of $1,500,000 if all the B Warrants were exercised. The Company issued the Shares, the A Warrants and B Warrants on the same day. Westernking Financial Service acted as the sole placement agent in the transaction and received a fee of $30,000 (6% of the gross proceeds).

The Company also entered into a Registration Rights Agreement with the Investor, pursuant to which the Company is obligated to file a registration statement registering the resale of the Shares and Common Stock issuable upon the exercise of the A Warrants and B Warrants.