Form 10QSB
period 2008-03-31
China Kangtai Cactus Bio-tech, Inc.
filed 2008-05-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.
Commission file number --- 000-33097
CHINA KANGTAI CACTUS BIO-TECH, INC.
(Name of small business issuer in its charter)

Nevada	87-0650263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

99 Taibei Road
Limin Economic and Technological Development Zone
Harbin, Heilongjiang Province
People’s Republic of China
 (Address of principal executive offices)
150025
(Zip Code)

(86) 451-57351189 ext 126
(Registrant’s Telephone Number, Including International Code and Area Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of May 12, 2008, the issuer had outstanding 17,739,625 shares of common stock, $.001 par value, and 833,333 shares of preferred stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q
March 31, 2008

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$837,831	$509,901
Accounts receivable, net of allowance for returns and doubtful accounts of $959,083 and $838,736,
respectively	4,727,507	4,036,169
Inventories	6,634,694	6,093,955
Other receivables and prepaid expenses	21,080	20,237
Total Current Assets	12,221,112	10,660,262

Property and Equipment, net	6,435,324	6,290,330

Other Assets
Intangible assets, net	542,675	553,038
Land use rights, net	1,329,106	1,290,141
Total Assets	$20,528,217	$18,793,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$112,948	$160,543
Other payables and accrued liabilities	241,044	192,548
Note payable	864,001	829,437
Taxes payable	136,942	319,149
Total current liabilities	1,354,935	1,501,677

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 833,333 and 0 shares, respectively	833	-
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,739,625 shares, respectively	17,740	17,740
Additional paid-in capital	8,239,700	6,607,848
Retained earnings
Appropriated	1,924,629	1,844,937
Unappropriated	6,519,267	7,082,943
Accumulated other comprehensive income	2,471,113	1,738,626
Total stockholders' equity	19,173,282	17,292,094
Total Liabilities and Stockholders' Equity	$20,528,217	$18,793,771

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net Sales	$2,765,496	$2,374,109
Cost of Sales	(1,735,799)	(1,616,543)
Gross Profit	1,029,697	757,566
Operating Expenses
Selling expenses	51,614	27,565
General and administrative expenses	195,905	74,334
Depreciation	18,681	16,692
Amortization of land use rights	9,096	8,791
Amortization of intangible assets	32,706	30,111
Total operating expenses	308,002	157,493
Income from Operations	721,695	600,073
Other Income (Expenses)
Interest income	268	-
Imputed interest	(12,684)	(11,723)
Total Other Income (Expenses)	(12,416)	(11,723)
Income before Income Taxes	709,279	588,350
Income Tax Expense	(102,763)	(103,210)
Net Income	606,516	485,140
Deemed dividend relating to the beneficial conversion feature and the value of the warrants included in the sale of the
Series A preferred stock	(1,090,500)	-
Net income (loss) attributable to common stockholders	$(483,984)	$485,140
Net income (loss) per common share
Basic and diluted	$(0.03)	$0.03

Weighted average number of common shares outstanding
Basic and Diluted	17,739,625	17,739,625

Comprehensive income:
Net income	$606,516	$485,140
Foreign currency translation adjustment	724,994	102,975
Total	$1,331,510	$588,115

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Statements of Stockholders' Equity
(Expressed in US Dollars)

	Preferred Stock $0.001		Common Stock $0.001		Additional	Unappropriated	Appropriated	Accumulated other
	par value		par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2005	-	$-	17,105,625	$17,105	$5,530,435	$4,308,398	$885,137	$132,500	$10,873,575
Stock issued for services	-	-	634,000	635	982,065	-	-	-	982,700
Imputed interest on note payable	-	-	-	-	45,582	-	-	-	45,582
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(476,228)	476,228	-	-
Net income for the year ended December 31, 2006	-	-	-	-	-	1,434,645	-	-	1,434,645
Currency translation adjustment	-	-	-	-	-	-	-	558,537	558,537
Balance at December 31, 2006	-	-	17,739,625	17,740	6,558,082	5,266,815	1,361,365	691,037	13,895,039
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Unaudited:
Sale of Series A
preferred stock	833,333	833	-	-	469,167	-	-		470,000
Deemed dividend	-	-	-	-	1,090,500	(1,090,500)	-		-
Stock option expense	-	-	-	-	59,225	-	-		59,225
Imputed interest on note payable	-	-	-	-	12,960	-	-	-	12,960
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(79,692)	79,692	-	-
Net income for the three months ended March 31, 2008	-	-	-	-	-	606,516	-	-	606,516
Currency translation adjustment	-	-	-	-	-	-	-	732,487	732,487
Balance at March 31, 2008	833,333	$833	17,739,625	$17,740	$8,239,700	$6,519,267	$1,924,629	$2,471,113	$19,173,282

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$606,516	$485,140
Adjustmens to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	57,141	36,276
Depreciation - operating expenses	18,681	16,692
Amortization of land use rights	9,096	8,791
Amortization of intangible assets	32,706	30,111
Stock option expense	59,225	-
Imputed interest	12,684	11,723
Changes in operating assets and liabilities
Accounts receivable, net	(691,338)	(1,096,071)
Accounts receivable - related party	-	(14)
Other receivables and prepaid expenses	(843)	(4,081)
Inventories	(540,739)	1,197
Accounts payable	(47,595)	8,849
Other payables and accrued liabilities	48,496	13,912
Taxes payable	(182,207)	73,511
Net cash provided by (used for) operating activities	(618,177)	(413,964)
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	-	-
Purchase of property and equipment	-	(1,673)
Purchase of land use rights	-	-
Net cash provided by (used for) investing activities	-	(1,673)
Cash Flows from Financing Activities
Sale of Series A preferred stock	500,000	-
Net cash provided by (used for) financing activities	500,000	-
Effect of exchange rate on cash	446,107	71,113
Increase (decrease) in cash and cash equivalents	327,930	(344,524)
Cash and cash equivalents, beginning of period	509,901	451,936
Cash and cash equivalents, end of period	$837,831	$107,412

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$102,763	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 as included in our report on Form 10-KSB.

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

US China Kangtai and BVI China Kangtai are investment holding companies and Harbin Hainan Kangda’s principal activities are planting and developing new types of cactus, producing and trading in cactus health foods and related products in the PRC.

In 2004, BVI China Kangtai acquired Harbin Hainan Kangtai. In 2005, US China Kangtai acquired BVI China Kangtai.

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
MARCH 31, 2008
(Unaudited)

The accompanying consolidated financial statements include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - INVENTORIES

Inventories consist of:
	March 31,	December 31,
	2008	2007
Cactus stock	$5,112,386	$5,512,782
Other raw materials	79,128	82,872
Work-in-progress	2,812	2,700
Finished goods	1,440,368	495,601
Total	6,634,694	6,093,955
Less: allowance for market adjustments to inventories	-	-
Net	$6,634,694	$6,093,955

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	March 31,	December 31,
	2008	2007
Buildings	$2,949,591	$2,831,657
Plant equipment and machinery	4,531,510	4,350,191
Motor vehicles	281,927	270,654
Furniture and office equipment	15,259	14,649
Total	7,778,287	7,467,151
Less accumulated depreciation	(1,342,963)	(1,176,821)
Net	$6,435,324	$6,290,330

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

	March 31,	December 31,
	2008	2007
Patents and licenses	$1,338,127	$1,284,604
Total	1,338,127	1,284,604
Less accumulated amortization	(795,452)	(731,566)
Net	$542,675	$553,038

The estimated amortization of intangible assets expense for each of the five succeeding fiscal years ending December 31, 2008, 2009, 2010, 2011, and 2012 is $133,813.

NOTE 6 - LAND USE RIGHTS

Land use rights, net consist of:

	March 31,	December 31,
	2008	2007
Harbin Hainan Kangda	$697,633	$674,994
Taishan Kangda	849,970	815,985
Total	1,547,603	1,490,979
Less accumulated amortization	(218,497)	(200,838)
Net	$1,329,106	$1,290,141

The estimated amortization of land use rights expense for each of the five succeeding fiscal years ending December 31, 2008, 2009, 2010, 2011and 2012 is $35,887.

NOTE 7 - NOTE PAYABLE

Note payable consists of:

	March 31,	December 31,
	2008	2007

Note payable to a financial institution, unsecured and due on demand.	$864,001	$829,437

The note payable is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $12,960 and $11,723 for the three months ended March 31, 2008 and 2007, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 8 - SERIES A CONVERTIBLE PREFERRED STOCK

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

The Company also entered into a Registration Rights Agreement with the Investor, pursuant to which the Company is obligated to file and have declared effective by the SEC a registration statement registering the resale of the Shares and Common Stock issuable upon the Conversion of the Series A Preferred Stock and the exercise of the A Warrants and B Warrants.

The Series A Preferred Stock has no voting or dividend rights, is entitled to a liquidation preference of $0.60 per share, and each share is convertible into one share of Company common stock at the option of the holder (adjustable to more shares if certain performance thresholds are not met for the six months ending June 30, 2008 or the year ending December 30, 2008).

The Company recorded as a $1,090,500 deemed dividend and as a $1,090,500 increase in additional paid-in capital the total of the intrinsic value of the beneficial conversion feature ($125,000) and the estimated fair value of the A Warrants ($477,250) and the B Warrants ($488,250).

NOTE 9 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $9,200,530 and $8,745,639 at March 31, 2008 and December 31, 2007, respectively.

NOTE 10 - INCOME TAXES

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

US China Kangtai was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in 2008 and 2007 since US China Kangtai had taxable losses in those periods.

At March 31, 2008, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended March 31,
	2008	2007
Expected tax at 35%	$212,281	$205,923
Tax effect of utilized losses of
US China Kangtai, BVI
China Kangtai and Taishan Kangda	31,366	13,008

Effect of lower PRC income tax rate
granted to Harbin Hainan Kangda	(179,752)	(115,721)

Other	38,868	-

Actual provision for income taxes	$102,763	$103,210

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Concentrations and risks

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

During 2008 and 2007, substantially all of the Company’s assets were located in China and 100% of the Company’s revenues were derived from companies located in China.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as ofMay 15, 2008; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

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

Business Background

The Company, through its main operating subsidiary, Harbin Hainan Kangda, is principally engaged in the production, R&D, sales and marketing of products derived from cacti. The Company’s product lines include cactus nutriceuticals, cactus nutritional food and a variety of beverages derived from cacti, as well as cactus raw and intermediate materials.

The Company has established over 387 acres of cactus-farming bases in Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti, Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen Cacti are used by the Company to produce cactus fruit drinks and nutraceutical products and Mexican Milpa-Alta is predominantly used by the Company to produce cactus nutritional food products. The Company’s annual production capability of cactus fruit and edible cactus in 2007 is 73,000 tons. Cactus palms and most fruits are processed into cactus extracts and fruit juice, which is the raw material for cactus nutritional drinks. Other harvested edible cacti leaves are processed into dry powers, which are raw materials for cactus nutriceuticals.

The Company engages with, by co-operative production agreements, local pharmaceutical, food and beverage manufacturers to produce its products. This strategy allows the Company to fill the orders quickly with short production runs and to reduce the requirements in fixed assets investment.

The Exhibits at the end of this form provides a list of the existing co-operative production agreements.

Two of first such agreements are with Shandong Tsingtao Beer Inc (Harbin subsidiary)’s Acheng Branch and Harbin Ice Lantern Noodle Factory first dated March, 2004 to jointly produce cactus beer and noodles for long term cooperation. The Company has renewed these contracts every year and most recently on January and March of 2008. Pursuant to these contracts, the Company provides raw materials, quality control guidelines and technical support while the processors (Shandong Tsingtao Beer Inc. Acheng Branch and Harbin Ice Lantern Noodle Factory) provide other materials, processing facilities and labor, and strictly follows the Company’s guidelines and instructions for production. The Company inspects all of the final products.

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

The Company has also established its own cactus beverage and fruit wine production facilities. The Company’s cactus beverage product category includes cactus beer, cactus fruit wine (including the brand name of Overlord Scourge Flower Imperial Wine), cactus palm juices and cactus fruit drinks.

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

The Company has its own R&D facility, the Heilongjiang Sino-Mexico Cactus Development and Utilization Institute, which is certified by Heilongjiang Science & Technology Committee. The Institute has independently developed many patented cactus-based nutriceuticals and nutritional food and drink product formulas and production processes. Currently, the company has 15 patents approved and 16 pending with Chinese patent bureau.

The Company has over 25 kinds of patented cactus-based nutraceuticals, nutritional foods and drinks, and raw/intermediate cactus materials in production and sales by the end of March 2008, and 19 food and beverage, cosmetics, animal feeds and cigarettes products in the pipeline to launch during 2008 and 2009. Among the existing products, there are 9 nutraceutical products, 9 beverage products, 5 packaged food products, 2 raw & intermediate material products. Among the products in development , there are 7 cosmetics & personal care products, 7 animal feeds, 3 beverages, 1 food and 1 health smoking product. For the three months ended March 31, 2008, the sales of nutraceutical products were $962,725.73 or 34.8% of the total quarterly sales of $2,765,496; cactus beverage products were $635,633.36, or 23.0%; cactus packaged food were $17,255.64, or 0.6%; and cactus raw and intermediate materials were $1,149,880.77, or 41.6% of the total sales.

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 200 self-owned, franchised chain and Kangtai branded stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products primarily through various types and levels of provincial and municipal distributors and agents in Liaoning, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Daqing, Mudanjiang, Suifenhe, Qinhuangdao, Shijiazhuang, Taiyuan, Qingdao, Jinan, Changsha, Lanzhou, Hangzhou in China. There are also group orders from organizational consumers, and director orders of raw and intermediate materials from other manufacturers in the same industry.

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
Hunan Tianxiang Trading Company, Ltd
Jinan Qitai Economic and Trading Center
Lanzhou Xinhui Economic and Trading Company, Ltd.
Qingdao Furui Economic and Trading Company, Ltd.
Shanxi Anyang Food Distribution Company

Copies of the distribution agreements with these distributors are listed as exhibits in this or previous reports.

Consolidated Results of Operations

The three-month period ended March 31, 2008 as compared to the three months ended March 31, 2007

For the three months ended March 31, 2008, revenues increased by $391,387 or 16.5% to $ 2,765,496 from $2,374,109 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others.

For the three months ended March 31, 2008, cost of sales increased by $119,256 or 7.4% to $1,735,799 from $1,616,543, as compared to the corresponding period of the prior year. The primary factor responsible for the smaller percentage increase than that of the revenue was the large increase in the sales of raw cacti and intermediate cactus materials during the quarter. This became the biggest category in terms of sales for the quarter. Fortunately the Company was able to sell its raw cacti with good prices and hence improved its overall gross margin.

For the three months ended March 31, 2008, operating expenses increased by $150,509, or approximately 95.6% to $308,002, as compared to $157,493 for the three months ended March 31, 2007.  This increase was the result of substantial increases in selling expenses and in general and administrative expenses.

For the three months ended March 31, 2008, selling expenses increased by $24,049, or 87.2% to $51,614 from $27,565 as compared to the corresponding period of the prior year. General and administrative expenses increased by $121,571 or 163.5% to $195,905 from $74,334 as compared to the corresponding period of the prior year.  Selling expenses increase was due to company’s increases in advertising and sales force salaries. The increase in general and administrative expenses was mainly due to an increase in the allowance for returns and doubtful accounts ($83,597) and the warrants issued to company’s new attorney, valued at $59,225.

For the three months ended March 31, 2008, income before income taxes increased by $120,929 or 20.6%, to $709,279 from $588,350 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit, despite the large increases in selling expenses and general and administrative expenses. As a result, net income also increased by $121,376 or 25.0% to $606,516 from $485,140.

For the three months ended March 31, 2008, total income increased by $743,395, or 126.4% from $588,115 to $1,331,510. This increase was due to larger foreign currency translation adjustment gains.

During March 2008, the company issued Series A preferred stock and two classes of warrants to T-Squared Investments, LLC. (See the most recent 8-K and note 8 to the notes to consolidated financial statements contained in this report for details). The conversion feature and the value of the warrants included in the issuance of Series A preferred stock had a negative impact on the common shareholders and resulted in a net loss attributable to common stockholders of $1,090,500, and a negative net income per share of $0.03 for the quarter.

Liquidity and Capital Resources -March 31, 2007

Operating.  For the three months period ended March 31, 2008, the Company’s operations used cash resources of $618,177 as compared to utilizing cash resources of $413,964 for the three months period ended March 31, 2007, a decrease of cash flow of $204,213, or 49.3%. The decrease was mainly due to an increase in inventories of $541,936, a lower taxes payable by $255,718 and decrease in accounts payable of $56,444, which were partially offset by a decrease in accounts receivable of $404,733.

Investing and financing.  For the three months period ended March 31, 2008, the Company had no investing activities so had no cash flow impact as compared to using cash resources totaling $1,673 for the three months period ended March 31, 2007, and thus a comparable increase of cash flow of $1,673, or 100.0%.

For the three months period ended March 31, 2008, the Company’s financing activities generated $500,000 cash resources, as compared to $0 for the same period ended March 31, 2007. This is due to the PIPEs financing completed in March 2008.

The company had a cash position of $837,831 on March 31, 2008, an increase of $730,419, or 680% from $107,412 on March 31, 2007.

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

During November 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of the date of filing of this amended report for the period ended March 31, 2008, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, the Company is not a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Reference is hereby made to the disclosure contained in the Company’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2008.

Item 3.  Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.
Item 6.  Exhibits

(a) Exhibits.

EXHIBIT INDEX

3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).
3.2	Amended Articles of Incorporation (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 3, 2003)
3.3	Amended and Restated Articles of Incorporation (incorporated by reference to the Form 10KSB filed with the Securities and Exchange Commission April 17, 2006).
3.4
Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 21, 2008 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 27, 2008).

3.5	Bylaws (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2000).
4.1
Registration Rights Agreement dated as of March 21, 2008 by and between the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on March 27, 2008).

4.2	Common Stock Purchase Warrant “A” (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Securities and Exchange Commission on March 27, 2008).
4.3	Common Stock Purchase Warrant “B” (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the Securities and Exchange Commission on March 27, 2008).
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
10.21
Cooperation Agreement between Harbin Hainan Kangda Cactus Hygienical Foods Co., Ltd and Party B: Harbin Meijia Bio-Tech Co., Ltd. dated October 8, 2007 (incorporated by reference to the Form 10KSB filed with the Securities and Exchange Commission April 15, 2008).

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

10.39
Preferred Stock Purchase Agreement dated as of March 21, 2008 by and between the Company and T Squared Investments LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 27, 2008).

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: May 15, 2008	By:	/s/ JINJIANG WANG
JINJIANG WANG President, Chief Executive Officer, Director and Principal Executive Officer

Date: May 15, 2008	By:	/s/ HONG BU
HONG BU Chief Financial Officer, Director and Principal Financial and Accounting Officer