Form 10-Q
period 2008-06-30
China Kangtai Cactus Bio-tech, Inc.
filed 2008-08-14
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ____________ to ________________

Commission File No. 000-33097

CHINA KANGTAI CACTUS BIO-TECH, INC.
(Name of Small Business Issuer in its Charter)

Nevada	87-0650263
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

99 Taibei Road
Limin Economic and Technological Development Zone
Harbin, Heilongjiang Province
People’s Republic of China
(Address of Principal Executive Offices)

(86) 451-57351189 ext 126
(Registrant’s Telephone Number, Including International Code and Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2008, the issuer had outstanding 17,739,625shares of common stock, $.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q
June 30, 2008

PART I—FINANCIAL INFORMAION
Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$566,258	$509,901
Accounts receivable, net of allowance for returns and doubtful
accounts of $977,283 and $838,736, respectively	4,389,202	4,036,169
Inventories	5,105,924	6,093,955
Other receivables and prepaid expenses	46,009	20,237
Total Current Assets	10,107,393	10,660,262

Property and Equipment, net	6,422,185	6,290,330

Other Assets
Intangible assets, net	518,924	553,038
Land use rights, net	8,597,428	1,290,141
Total Assets	$25,645,930	$18,793,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$228,438	$160,543
Other payables and accrued liabilities	13,757	192,548
Note payable	880,396	829,437
Taxes payable	249,032	319,149
Amount due Guangdong Province, PRC in connection with purchase
of land use right	3,627,540	-
Total current liabilities	4,999,163	1,501,677

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 833,333 and 0 shares, respectively	833	-
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,739,625 shares, respectively	17,740	17,740
Additional paid-in capital	8,253,152	6,607,848
Retained earnings
Appropriated	2,118,466	1,844,937
Unappropriated	7,363,738	7,082,943
Accumulated other comprehensive income	2,892,838	1,738,626
Total stockholders' equity	20,646,767	17,292,094
Total Liabilities and Stockholders' Equity	$25,645,930	$18,793,771

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$5,010,920	$3,715,314	$7,776,416	$6,089,423
Cost of Sales	(3,486,955)	(2,357,715)	(5,222,754)	(3,974,258)
Gross Profit	1,523,965	1,357,599	2,553,662	2,115,165
Operating Expenses
Selling expenses	23,445	70,262	75,059	97,827
General and administrative expenses	180,135	100,460	376,040	174,794
Depreciation	19,097	16,959	37,778	33,651
Amortization of land use rights	9,307	8,932	18,403	17,723
Amortization of intangible assets	33,465	31,048	66,171	61,159
Total operating expenses	265,449	227,661	573,451	385,154
Income from Operations	1,258,516	1,129,938	1,980,211	1,730,011
Other Income (Expenses)
Interest income	259	-	527	-
Imputed interest	(12,978)	(12,144)	(25,662)	(23,867)
Loss on disposal of property and equipment	(14,049)	-	(14,049)	-
Total Other Income (Expenses)	(26,768)	(12,144)	(39,184)	(23,867)
Income before Income Taxes	1,231,748	1,117,794	1,941,027	1,706,144
Income Tax Expense	(193,442)	(192,401)	(296,205)	(295,611)
Net Income	1,038,306	925,393	1,644,822	1,410,533
Deemed dividend relating to the beneficial conversion feature and the Series A preferred stock			(1,090,500)
Net income attributable to common stockholders	$1,038,306	$925,393	$554,322	$1,410,533
Net income per common share
Basic	$0.06	$0.05	$0.03	$0.08
Diluted	$0.06	$0.05	$0.03	$0.08

Weighted average number of common shares outstanding
Basic	17,739,625	17,739,625	17,739,625	17,739,625
Diluted	18,572,958	17,739,625	18,208,549	17,739,625

Comprehensive income:
Net income	$1,038,306	$925,393	$1,644,822	$1,410,533
Foreign currency translation adjustment	429,218	269,595	1,154,212	372,570
Total	$1,467,524	$1,194,988	$2,799,034	$1,783,103

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Statements of Stockholders' Equity
(Expressed in US Dollars)

	Preferred Stock $0.001 par value		Common Stock $0.001 par value		Additional paid-in	Unappropriated retained	Appropriated retained	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total
Balance at December 31, 2005	-	$-	17,105,625	$17,105	$5,530,435	$4,308,398	$885,137	$132,500	$0,873,575
Stock issued for services	-	-	634,000	635	982,065	-	-	-	982,700
Imputed interest on note payable	-	-	-	-	45,582	-	-	-	45,582
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(476,228)	476,228	-	-
Net income for the year ended December 31, 2006	-	-	-	-	-	1,434,645	-	-	1,434,645
Currency translation adjustment	-	-	-	-	-	-	-	558,537	558,537
Balance at December 31, 2006	-	-	17,739,625	17,740	6,558,082	5,266,815	1,361,365	691,037	13,895,039
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and
	-	-	-	-	-	-	(483,572)	483,572	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Unaudited:
Sale of Series A
	833,333	833	-	-	469,167	-	-		470,000
Deemed dividend	-	-	-	-	1,090,500	(1,090,500)	-		-
Stock option expense	-	-	-	-	59,225		-		59,225
Imputed interest on note payable	-	-	-	-	26,412	-	-	-	26,412
Transfer to statutory and
-		-	-	-	-	(273,529)	273,529	-	-
Net income for the six months ended June 30, 2008	-	-	-	-	-	1,644,822	-	-	1,644,823
Currency translation adjustment	-	-	-	-	-	-	-	1,154,212	1,154,212
Balance at June 30, 2008	833,333	$833	17,739,625	$17,740	$8,253,152	$7,363,738	$2,118,466	$2,892,838	$20,646,767

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,644,822	$1,410,533
Adjustments to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	192,238	73,155
Depreciation - operating expenses	37,778	33,651
Amortization of land use rights	18,403	17,723
Amortization of intangible assets	66,171	61,159
Stock option expense	59,225	-
Imputed interest	25,662	23,867
Changes in operating assets and liabilities
Accounts receivable, net	(353,033)	(1,708,367)
Accounts receivable - related party	-	1,924
Other receivables and prepaid expenses	(25,772)	(3,424)
Inventories	988,031	(743,035)
Accounts payable	67,895	(40,758)
Other payables and accrued liabilities	(178,791)	12,207
Taxes payable	(70,117)	298,694
Net cash provided by (used for) operating activities	2,472,512	(562,671)
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	2,570	-
Purchase of property and equipment	-	(1,686)
Purchase of land use right	(7,255,081)	-
Amount due Guangdong Province, PRC in connection with purchase of land use right	3,627,540	-
Net cash provided by (used for) investing activities	(3,624,971)	(1,686)
Cash Flows from Financing Activities
Note payable	-	-
Sale of Series A preferred stock	500,000	-
Net cash provided by (used for) financing activities	500,000	-
Effect of exchange rate on cash	708,816	262,594
Increase (decrease) in cash and cash equivalents	56,357	(301,763)
Cash and cash equivalents, beginning of period	509,901	451,936
Cash and cash equivalents, end of period	566,258	150,173
Supplemental disclosures of cash flow information:
Interest paid	-	-
Income taxes paid	$102,763	-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

In 2004, BVI China Kangtai acquired Harbin Hainan Kangda. In 2005, US China Kangtai acquired BVI China Kangtai.

On June 26, 2006, Harbin Hainan Kangda acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd. (“Taishan Kangda”), a PRC company with limited liability previously owned by two stockholders, for $1,475,000 in cash. At June 26, 2006, Taishan Kangda had not yet commenced business operations but owned a piece of land approximating 240,000 square metres in Guangdong Taishan used for growing cactus and a factory property.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 3 - INVENTORIES

Inventories consist of:
	June 30,	December 31,
	2008	2007
Cactus stock	$3,095,379	$5,512,782
Other raw materials and work-in-process	822,612	85,572
Finished goods	1,187,933	495,601
Total	5,105,924	6,093,955
Less: allowance for market adjustments to inventories	-	-
Net	$5,105,924	$6,093,955

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 30,	December 31,
	2008	2007
Buildings	$2,905,193	$2,831,657
Plant equipment and machinery	4,617,500	4,350,191
Motor vehicles	287,276	270,654
Furniture and office equipment	13,707	14,649
Total	7,823,676	7,467,151
Less accumulated depreciation	(1,401,491)	(1,176,821)
Net	$6,422,185	$6,290,330

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30,	December 31,
	2008	2007
Patents and licenses	$1,363,522	$1,284,604
Total	1,363,522	1,284,604
Less accumulated amortization	(844,598)	(731,566)
Net	$518,924	$553,038

The estimated amortization of the above intangible assets for each of the five succeeding fiscal years ending December 31, 2009, 2010, 2011, 2012, and 2013 is $136,207, $136,207, $133,672, $33,551, and $11,184, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)
NOTE 6 - LAND USE RIGHTS

Land use rights, net consist of:

	June 30,	December 31,
	2008	2007
Harbin Hainan Kangda	$7,831,341	$674,994
Taishan Kangda	998,190	815,985
Total	8,829,531	1,490,979
Less accumulated amortization	(232,103)	(200,838)
Net	$8,597,428	$1,290,141

The estimated amortization of the above land use rights for each of the five succeeding fiscal years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $185,000.

On May 16, 2008, Harbin Hainan Kangda acquired a land use right from Guangdong Province, PRC for 49,856,249 RMB ($7,255,081 translated at the June 30, 2008 exchange rate). The land use right covers approximately 152,000 square meters of land and has a term of 50 years commencing May 16, 2008. Under the agreement, Harbin Hainan Kangda is to pay the Province 24,928,125 RMB ($3,627,541) within 30 days of the May 16, 2008 contract date (paid in June 2008) and the remaining 24,928,125 RMB ($3,627,540) within 90 days of the May 16, 2008 contract date.

NOTE 7 - NOTE PAYABLE

Note payable consists of:

	June 30,	December 31,
	2008	2007
Note payable to a financial institution, unsecured and due on demand.	$880,396	$829,437

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $26,412 and $23,867 for the six months ended June 30, 2008 and 2007, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

The Company also entered into a Registration Rights Agreement with the Investor, pursuant to which the Company is obligated to file and have declared effective by the SEC a registration statement registering the resale of the Shares and Common Stock issuable upon the Conversion of the Series A Preferred Stock and the exercise of the A Warrants and B Warrants. If the registration statement is not declared effective by the SEC by August 28, 2008, the Registration Rights Agreement provides for the Company to issue to the Investor as liquidated damages an additional 1,000 shares of Series A Preferred Stock for each day thereafter not declared effective (subject to a maximum of 250,000 shares). On May 7, 2008, the Company filed with the SEC a registration statement on Form S-1. On May 20, 2008, the SEC delivered a comment letter to the Company. To date, the Company has not filed a response to this comment letter.

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

NOTE 9 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $9,599,792 and $8,745,639 at June 30, 2008 and December 31, 2007, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)
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

At June 30, 2008, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

BVI China Kangtai was incorporated in the BVI and is not subject to tax on income or on capital gains.

Harbin Hainan Kangda and Taishan Kangda were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Harbin Hainan Kangda located its factories in a special economic region in Harbin, the PRC. This economic region allows foreign owned enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2005 and 2006, and a 50% income tax reduction for the following three years, being 2007 to 2009. Harbin Hainan Kangda was approved as a wholly owned foreign enterprise in March 2005.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	2008	2007
Expected tax at 35%	$679,359	$597,150
Tax effect of untilized losses of
US China Kangtai, BVI
China Kangtai and Taishan Kangda	53,776	27,012

Effect of lower PRC income tax rate
granted to Harbin Hainan Kangda	(415,159)	(355,012)

Other	(21,771)	26,461

Actual provision for income taxes	$296,205	$295,611

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)
NOTE 11 - COMMITMENTS AND CONTINGENCIES

Concentrations and risks

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

NOTE 12 - SEGMENT INFORMATION

The Company operates in one industry segment - the production and sale of cactus, cactus health food, and other cactus products. Substantially all of the Company’s identifiable assets at June 30, 2008 and December 31, 2007 were located in the PRC. Net sales for the periods presented were all derived from PRC and Taiwan customers. During the three months ended June 30, 2008, three customers accounted for 18%, 14% and 12%, respectively, of net sales.

Net sales consisted of:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Finished goods	$3,690,935	$3,583,633	$5,456,168	$5,484,675
Cactus stock	1,319,985	131,681	2,320,248	604,748
Total	$5,010,920	$3,715,314	$7,776,416	$6,089,423

NOTE 13 - SUBSEQUENT EVENT

On July 16, 2008, the Company sold the Investor, for an aggregate purchase price of $250,000, an additional 416,667 shares of Series A Preferred Stock, warrants to purchase up to 500,000 shares of Company common stock exercisable for a period of three years at an exercise price of $0.9375 per share, and warrants to purchase up to 600,000 shares of Company common stock exercisable for a period of three years at an exercise price of $1.25 per share.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of August 14, 2008; the date of the filing of this Form 10-Q and the Company undertakes no responsibility to update these forward-looking statements.

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

The Company has over 25 kinds of patented cactus-based nutraceuticals, nutritional foods and drinks, and raw/intermediate cactus materials in production and sales by the end of March 2008, and 19 food and beverage, cosmetics, animal feeds and cigarettes products in the pipeline to launch during 2008 and 2009. Among the existing products, there are 9 nutraceutical products, 9 beverage products, 5 packaged food products, 2 raw & intermediate material products. Among the products in development, there are 7 cosmetics & personal care products, 7 animal feeds, 3 beverages, 1 food and 1 health smoking product. For the three months ended June 30, 2008, the sales of nutraceutical products were $962,725.73 or 34.8% of the total quarterly sales of $2,765,496; cactus beverage products were $635,633.36, or 23.0%; cactus packaged food were $17,255.64, or 0.6%; and cactus raw and intermediate materials were $1,149,880.77, or 41.6% of the total sales.

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 200 self-owned, franchised chain and Kangtai branded stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products primarily through various types and levels of provincial and municipal distributors and agents in Liaoning, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Daqing, Mudanjiang, Suifenhe, Qinhuangdao, Shijiazhuang, Taiyuan, Qingdao, Jinan, Changsha, Lanzhou, Hangzhou in China. There are also group orders from organizational consumers, and direct orders of raw and intermediate materials from other manufacturers in the same industry.

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
Shanxi Anyang Food Distribution Company
Suzhou Hongde Economic and Trading Company, Ltd.

Copies of the distribution agreements with these distributors are listed as exhibits in this or previous reports.

Consolidated Results of Operations

The three-month period ended June 30, 2008 as compared to the three months ended June 30, 2007

For the three months ended June 30, 2008, revenues increased by $1,295,606 or 34.9% to $ 5,101,920 from $3,715,314 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others.

For the three months ended June 30, 2008, cost of sales increased by $1,129,240 or 47.9% to $3,486,955 from $2,357,715, as compared to the corresponding period of the prior year. The increase was mainly due to the increase in the sale of raw cactus to $1,319,985 for the three months ended June 31, 2008, as compared to $131,681 for the three months ended June 30, 2007.

Our gross profit for the three months period ended June 30, 2008 was $1,523,965 which increased by $166,250 or 12.3% from $1,357,599 for the same period last year. This increase was mainly attributable to the increase in net sales.

For the three months ended June 30, 2008, operating expenses increased by $37,788, or approximately 16.6% to $265,449, as compared to $227,661 for the three months ended June 30, 2007.  Although we have reduced selling expenses by $46,817 or 66.6%, our general and administrative expense incased by $79,675 or 79.3%. The increase in general and administrative expenses was mainly due to increase in salaries and related benefits.

For the three months ended June 30, 2008, income before income taxes increased by $113,954 or 10.2%, to $1,231,748 from $1,117,794 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit, despite the large increases in general and administrative expenses. As a result, net income also increased by $112,913 or 12.2% to $1,308,306 from $925,393.

For the three months ended June 30, 2008, total income increased by $272,536, or 22.8% from $1,194,988 to $1,467,524. This increase was due to larger foreign currency translation adjustment gains.

The six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007

For the six months ended June 30, 2008, revenues increased by $1,686,993 or 27.7% to $ 2,553,662 from $2,115,165 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others.

For the six months ended June 30, 2008, cost of sales increased by $1,248,496 or 31.4% to $5,222,754 from $3,974,258, as compared to the corresponding period of the prior year. The increase was mainly due to the increase in the sale of raw cactus to $2,320,248 for the six months ended June 30, 2008, as compared to $604,748 for the six months ended June 30, 2007.

For the six months ended June 30, 2008, operating expenses increased by $188,297, or approximately 48.9% to $573,451, as compared to $385,154 for the six months ended June 30, 2007.  This increase was the result of substantial increases in general and administrative expenses.

For the six months ended June 30, 2008, selling expenses decreased by $22,768, or 23.3% to $75,059 from $97,827 as compared to the corresponding period of the prior year. General and administrative expenses increased by $201,246 or 115.1% to $376,040 from $174,794 as compared to the corresponding period of the prior year. The decrease in selling expenses was due to decrease in advertising expenses. The increase in general and administrative expenses was mainly due to (i) warrants issued to the Company’s new attorney valued at $59,225; (ii) increase in slaries and related benefits and (iii) increase in the allowance for returns and doubtful accounts by $138,547.

For the six months ended June 30, 2008, income before income taxes increased by $234,883 or 13.8%, to $1,941,027 from $1,706,144 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit, despite the large increases in general and administrative expenses. As a result, net income also increased by $234,289 or 16.6% to $1,644,822 from $1,410,533.

For the six months ended June 30, 2008, total income increased by $1,015,931, or 57% from $1,783,103 to $2,799,034. This increase was due to larger foreign currency translation adjustment gains.

Liquidity and Capital Resources -June 30, 2008

Operating.  For the six months period ended June 30, 2008, the Company’s operations provided cash resources of $2,475,512 as compared to utilizing cash resources of $532,671 for the six months period ended June 30, 2007, an increase of cash provided by operating activities of $3,035,183, or 539%. The increase was mainly due to (i) $988,031 decrease in inventories in 2008 as compared to a $743,035 increase in inventories in 2007 and (ii) $353,033 increase in accounts receivable, net in 2008 as compared to a $1,708,367 increase in accounts receivable, net in 2007.

Investing and financing.  For the six months period ended June 30, 2008, the Company used $3,624,971 in investment activities an increase of $3,623,285 or 2,149% compared to $1,686 for the same period a year ago. The increase was mainly attributable to money invested in the purchase of land use right for property located in Guangdong Province, PRC, for $7,255,081 total, with $3,627,540 outstanding.

For the six months period ended June 30, 2008, the Company’s financing activities generated $500,000 cash resources, as compared to $0 for the same period ended June 30, 2007. This is due to the PIPEs financing completed in March 2008, which the company issued Series A preferred stock and two classes of warrants to T-Squared Investments, LLC. (See note 8 to the notes to consolidated financial statements contained in this report for details). The conversion feature and the value of the warrants included in the issuance of Series A preferred stock had a negative impact on the common shareholders and resulted in a net loss attributable to common stockholders of $1,090,500, and a negative net income per share of $0.03 for the quarter.

The company had a cash position of $566,258 on June 30, 2008, an increase of $419,085, or 277% from $150,173 on June 30, 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are in the opinion of management likely to have, a current or future material effect on the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4T.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

(b) Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, the Company is not a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 1A. Risk Factors
Not Required.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: August 14, 2008	By:	/s/ JINJIANG WANG
JINJIANG WANG President, Chief Executive Officer, Director and Principal Executive Officer

Date: August 14, 2008	By:	/s/ HONG BU
HONG BU Chief Financial Officer, Director and Principal Financial and Accounting Officer