Form 10-Q
period 2008-09-30
China Kangtai Cactus Bio-tech, Inc.
filed 2008-11-14
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2008, the issuer had outstanding 17,885,625 shares of common stock, $.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q
September 30, 2008

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$648,480	$509,901
Accounts receivable, net of allowance for returns and doubtful accounts
of $979,700 and $838,736, respectively	4,460,653	4,036,169
Inventories	3,818,116	6,093,955
Other receivables and prepaid expenses	2,028	20,237
Total Current Assets	8,929,277	10,660,262

Property and Equipment, net	6,319,716	6,290,330

Other Assets
Intangible assets, net	486,072	553,038
Land use rights, net	8,608,851	1,290,141
Total Assets	$24,343,916	$18,793,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$235,917	$160,543
Other payables and accrued liabilities	41,670	192,548
Note payable	882,574	829,437
Taxes payable	489,433	319,149
Total current liabilities	1,649,594	1,501,677

Commitments and Contingencies	—	—
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 1,250,000 and 0 shares, respectively	1,250	—
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,739,625 and 17,739,625 shares, respectively	17,740	17,740
Additional paid-in capital	8,784,936	6,607,848
Retained earnings
Appropriated	2,401,377	1,844,937
Unappropriated	8,529,301	7,082,943
Accumulated other comprehensive income	2,959,718	1,738,626
Total stockholders' equity	22,694,322	17,292,094
Total Liabilities and Stockholders' Equity	$24,343,916	$18,793,771

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$6,184,685	$3,955,472	$13,961,101	$10,044,895

Cost of Sales	(3,676,334)	(2,547,635)	(8,899,088)	(6,521,893)

Gross Profit	2,508,351	1,407,837	5,062,013	3,523,002

Operating Expenses
Selling expenses	136,214	99,820	211,273	197,647
General and administrative expenses	138,052	155,729	514,092	330,523
Provision for returns and doubtful accounts	—	188,348	—	188,348
Depreciation	19,675	17,188	57,453	50,839
Amortization of land use rights	9,588	9,251	27,991	26,974
Amortization of intangible assets	34,475	32,474	100,646	93,633
Total operating expenses	338,004	502,810	911,455	887,964
Income from Operations	2,170,347	905,027	4,150,558	2,635,038

Other Income (Expenses)
Interest income	97	—	624	—
Imputed interest	(13,370)	(12,446)	(39,032)	(36,313)
Loss on disposal of property and equipment	(197)	—	(14,246)	—
Total Other Income (Expenses)	(13,470)	(12,446)	(52,654)	(36,313)
Income before Income Taxes	2,156,877	892,581	4,097,904	2,598,725
Income Tax Expense	(389,737)	(109,073)	(685,942)	(404,684)
Net Income	1,767,140	783,508	3,411,962	2,194,041
Deemed dividend relating to the beneficial conversion
feature and the value of the warrants included in
the sale of the Series A preferred stock	(318,664)	—	(1,409,164)	—
Net income attributable to common stockholders	$1,448,476	$783,508	$2,002,798	$2,194,041
Net income per common share
Basic	$0.08	$0.04	$0.11	$0.12
Diluted	$0.08	$0.04	$0.11	$0.12

Weighted average number of common shares outstanding
Basic	17,739,625	17,739,625	17,739,625	17,739,625
Diluted	18,921,690	17,739,625	18,446,263	17,739,625

Comprehensive income:
Net income	$1,767,140	$783,508	$3,411,962	$2,194,041
Foreign currency translation adjustment	66,880	262,255	1,221,092	634,825
Total	$1,834,020	$1,045,763	$4,633,054	$2,828,866

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Preferred Stock $0.001 par value		Common Stock $0.001 par value		Additional paid-in	Unappropriated retained	Appropriated retained	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total
Balance at December 31, 2005	—	$—	17,105,625	$17,105	$5,530,435	$4,308,398	$885,137	$132,500	$10,873,575
Stock issued for services	—	—	634,000	635	982,065	—	—	—	982,700
Imputed interest on note payable	—	—	—	—	45,582	—	—	—	45,582
Transfer to statutory and
staff welfare reserves	—	—	—	—	—	(476,228)	476,228	—	—
Net income for the year ended December 31, 2006	—	—	—	—	—	1,434,645	—	—	1,434,645
Currency translation adjustment	—	—	—	—	—	—	—	558,537	558,537
Balance at December 31, 2006	—	—	17,739,625	17,740	6,558,082	5,266,815	1,361,365	691,037	13,895,039
Imputed interest on note payable	—	—	—	—	49,766	—	—	—	49,766
Transfer to statutory and
staff welfare reserves	—	—	—	—	—	(483,572)	483,572	—	—
Net income for the year ended December 31, 2007	—	—	—	—	—	2,299,700	—	—	2,299,700
Currency translation adjustment	—	—	—	—	—	—	—	1,047,589	1,047,589
Balance at December 31, 2007	—	—	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Unaudited:
Sale of Series A
preferred stock	1,250,000	1,250	—	—	669,667	—	—		670,917
Deemed dividend	—	—	—	—	1,409,164	(1,409,164)	—		—
Stock option expense	—	—	—	—	59,225		—		59,225
Imputed interest on note payable	—	—	—	—	39,032	—	—	—	39,032
Transfer to statutory and
staff welfare reserves	—	—	—	—	—	(556,440)	556,440	—	—
Net income for the nine months ended September 30, 2008	—	—	—	—	—	3,411,962	—	—	3,411,962
Currency translation adjustment	—	—	—	—	—	—	—	1,221,092	1,221,092
Balance at September 30, 2008	1,250,000	$1,250	17,739,625	$17,740	$8,784,936	$8,529,301	$2,401,377	$2,959,718	$22,694,322

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$3,411,962	$2,194,041
Adjustmens to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	292,932	110,528
Depreciation - operating expenses	57,453	50,839
Amortization of land use rights	27,991	26,974
Amortization of intangible assets	100,646	93,633
Stock option expense	59,225	—
Imputed interest	39,032	36,313
Loss on disposal of property and equipment	14,246
Changes in operating assets and liabilities
Accounts receivable, net	(424,484)	(2,895,997)
Accounts receivable - related party	—	1,924
Other receivables and prepaid expenses	18,209	(3,821)
Inventories	2,275,839	7,034
Accounts payable	75,374	(19,258)
Other payables and accrued liabilities	(97,741)	23,189
Taxes payable	170,284	130,184
Net cash provided by (used for) operating activities	6,020,968	(244,417)
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	2,532	—
Purchase of property and equipment	—	(1,686)
Purchase of land use right	(7,255,081)	—
Net cash provided by (used for) investing activities	(7,252,549)	(1,686)
Cash Flows from Financing Activities
Note payable	—	—
Sale of Series A preferred stock-net	670,917	—
Net cash provided by (used for) financing activities	670,917	—

Effect of exchange rate on cash	699,243	461,519
Increase (decrease) in cash and cash equivalents	138,579	215,416

Cash and cash equivalents, beginning of period	509,901	451,936

Cash and cash equivalents, end of period	$648,480	$667,352

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$515,658	$—

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 3 - INVENTORIES

Inventories consist of:

	September 30, 2008	December 31, 2007
Cactus stock	$2,906,090	$5,512,782
Other raw materials and work-in-process	215,963	85,572
Finished goods	696,063	495,601
Total	3,818,116	6,093,955
Less: allowance for market adjustments to inventories	-	-
Net	$3,818,116	$6,093,955

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	September 30, 2008	December 31, 2007
Buildings	$2,912,380	$2,831,657
Plant equipment and machinery	4,450,007	4,350,191
Motor vehicles	287,987	270,654
Furniture and office equipment	13,741	14,649
Total	7,664,115	7,467,151
Less accumulated depreciation	(1,344,399)	(1,176,821)
Net	$6,319,716	$6,290,330

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	September 30, 2008	December 31, 2007
Patents and licenses	$1,366,896	$1,284,604
Total	1,366,896	1,284,604
Less accumulated amortization	(880,824)	(731,566)
Net	$486,072	$553,038

The estimated amortization of the above intangible assets for each of the five succeeding fiscal years ending December 31, 2009, 2010, 2011, 2012, and 2013 is $136,207, $136,207, $133,672, $33,551, and $11,184, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 6 - LAND USE RIGHTS

Land use rights, net consist of:

	September 30, 2008	December 31, 2007
Harbin Hainan Kangda	$7,982,805	$674,994
Taishan Kangda	868,242	815,985
Total	8,851,047	1,490,979
Less accumulated amortization	(242,196)	(200,838)
Net	$8,608,851	$1,290,141

The estimated amortization of the above land use rights for each of the five succeeding fiscal years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $185,000.

NOTE 7 - NOTE PAYABLE

Note payable consists of:

	September 30, 2008	December 31, 2007
Note payable to a financial institution, unsecured and due on demand.	$882,574	$829,437

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $39,032 and $36,313 for the nine months ended September 30, 2008 and 2007, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The Company also entered into a Registration Rights Agreement with the Investor, pursuant to which the Company is obligated to file and have declared effective by the SEC a registration statement registering the resale of the Shares and Common Stock issuable upon the Conversion of the Series A Preferred Stock and the exercise of the A Warrants and B Warrants. If the registration statement is not declared effective by the SEC by August 28, 2008, the Registration Rights Agreement provides for the Company to issue to the Investor as liquidated damages an additional 1,000 shares of Series A Preferred Stock for each day thereafter not declared effective (subject to a maximum of 250,000 shares). On October 17, 2008, the SEC declared effective the Company’s registration statement on Form S-1.

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

On July 16, 2008, the Company sold the Investor, for an aggregate purchase price of $250,000, an additional 416,667 shares of Series A Preferred Stock, warrants to purchase up to 500,000 shares of Company common stock exercisable for a period of three years at an exercise price of $0.9375 per share, and warrants to purchase up to 600,000 shares of Company common stock exercisable for a period of three years at an exercise price of $1.25 per share. The Company recorded as a $318,664 deemed dividend and as a $318,664 increase in additional paid-in capital, the total of the intrinsic value of the beneficial conversion feature ($37,084) and the estimated fair value of the warrants ($281,580).

NOTE 9 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $9,931,799 and $8,745,639 at September 30, 2008 and December 31, 2007, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

At September 30, 2008, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine Months Ended September 30,
	2008	2007
Expected tax at 35%	$1,434,266	$597,150
Tax effect of untilized losses of
US China Kangtai, BVI China Kangtai and Taishan Kangda	77,837	27,012
Effect of lower PRC income tax rate granted to Harbin Hainan Kangda	(864,006)	(355,012)
Other	37,845	26,461
Actual provision for income taxes	$685,942	$295,611

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Concentrations and risks

During 2008 and 2007, substantially all of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers located in China and Taiwan.

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

NOTE 12 - SEGMENT INFORMATION

The Company operates in one industry segment - the production and sale of cactus, cactus health food, and other cactus products. Substantially all of the Company’s identifiable assets at September 30, 2008 and December 31, 2007 were located in the PRC. Net sales for the periods presented were all derived from PRC and Taiwan customers. During the three months ended September 30, 2008, two customers accounted for 16%, and 14%, respectively, of net sales.

Net sales consisted of:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Finished goods	$5,329,127	$3,299,196	$10,785,295	$8,783,871
Cactus stock	855,558	656,276	3,175,806	1,261,024
Total	$6,184,685	$3,955,472	$13,961,101	$10,044,895

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

Company Overview

The Company is principally engaged in the production, R&D, sales and marketing of products derived from cacti. The Company’s product lines include cactus nutraceuticals, cactus nutritional food and drinks, as well as cactus raw and intermediate materials.

The Company has over 387 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutraceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powders, which are raw materials for cactus nutraceuticals. The Company’s annual production capability of edible cacti in 2007 is 73,000 tons.

The Company engages with, by co-operative production agreements, local pharmaceutical, food and beverage manufacturers to produce its products. This strategy allows the Company to fill the orders quickly with short production runs and to reduce the requirements in fixed assets investment. The Company currently has entered into co-production agreements with five processors in China. They are Harbin Bin County Hualan Dairy Factory, Harbin Ice Lantern Noodle Factory, Tsingtao Brewry (Harbin) Inc., Harbin Diwang Pharmacy Co., Ltd. (a GMP1 certified processor), and Mudanjiang Kangwei Health Food Company, Ltd. Pursuant to these contracts, the Company provides raw materials, quality control guidelines and technical support while the processors provide other materials, processing facilities and labor to manufacture products for the Company. These processors are required to follow strictly the Company’s guidelines and instructions for production. The Company inspects all final products. The Company currently has long term agreements with all five processors which may be renewed at expiration in 2012.

In 2006, the Company had entered two new co-processing agreements with Huimeijia Bio-tech Ltd. to produce nutraceutical soft capsules and Kangwei Health Foods Ltd. of Mudanjiang City to produce cactus palm dry powder products.

In October 2007, the Company has signed a new agreement with Harbin Meijia Bio-Tech Co., Ltd.

1 GMP or Good Manufacturing Practice certifications are awarded by the State Food and Drug Administration of China to processors which meet the safety and quality assurance standards set by the State Food and Drug Administration of China.

All of the above co-operative production agreements have been renewed during January and March of 2008.

The Company has also established its own cactus beverage and fruit wine production facilities. The Company’s cactus beverage product category includes cactus beer, cactus fruit wine (including the brand name of Overlord Scourge Flower Imperial Wine), cactus palm juices and cactus fruit drinks,

In addition, the Company has its own R&D facility, the Heilongjiang Sino-Mexico Cactus Development and Utilization Institute, which is certified by Heilongjiang Science & Technology Committee. The Institute has independently developed many patented cactus -based nutraceuticals and nutritional food and drink product formulas and production processes.

Company History

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

On June 26, 2006, the Company acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd. (“Taishan Kangda”), a company with limited liability formed under the laws of the People’s Republic of China for $1,574,000 in cash. Taishan Kangda’s assets include large areas of cactus plantation and production facilities in Guangdong Province in southeast China. The acquisition allows the Company to establish production facilities closer to its existing cactus plantations in Guangdong Province in order to reduce transportation cost and to distribute its products more effectively in southeast China.

The Company currently has three 100% owned subsidiaries: China Kangtai Cactus Bio-Tech Company Limited, a British Virgin Islands company (Kangtai BVI”) ; Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd., a PRC company “Harbin Hainan Kangda”); and Taishan Kangda.

Kangtai BVI is a holding company and does not have any operations. Harbin Hainan Kangda handles all of the production, research and development, sales and marketing of our products derived from edible cactus plants, fruits and extracts. Taishan Kangda handles all of the cultivation and harvest of cactus plants and the production of our cactus raw materials.

Consolidated Results of Operations

The three-month period ended September 30, 2008 as compared to the three months ended September 30, 2007

For the three months ended September 30, 2008, revenues increased by $2,229,213 or 56.4% to $6,184,685 from $3,955,472 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others. In addition, the Company successfully launched two new products, cactus fish feed and cattle feed, in July 2008, which also contributed to the increase in sales.

For the three months ended September 30, 2008, cost of sales increased by $1,128,699 or 44.3% to $3,676,334 from $2,547,635, as compared to the corresponding period of the prior year. This increase was mainly due to an increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed.

Our gross profit for the three months period ended September 30, 2008 was $2,508,351 which increased by $1,100,514 or 78.2% from $1,407,837 for the same period last year. This increase was mainly attributable to the increase in net sales.

For the three months ended September 30, 2008, operating expenses decreased by $164,806, or approximately 32.8% to $338,004, as compared to $502,810 for the three months ended September 30, 2007.  The decrease in operating expenses is mainly attributable to the elimination of expenses associated with returns and doubtful accounts which accounted for $188,348 for the same period in 2007.

For the three months ended September 30, 2008, income before income taxes increased by $1,264,296 or 141.6%, to $2,156,877 from $892,581 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit. As a result, net income also increased by $983,632 or 125.5% to $1,767,140 from $783,508. This increase is due to the increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed and a reduction in cost of sales as a result of the measures taken by the management.

As an effort to reduce production cost, the Company purchased certain processing equipment back in the previous quarter. The Company entered into an arrangement with one of its cooperating partners, Harbin Meijia Bio-Tech Co., Ltd. (“Meijia”), whereby Meijia would house and have full use of the equipment and in return will process and manufacture the Company’s products for a management fee. As a result, the Company is no longer required to pay Meijia a processing fee which is much higher than the management fee the Company currently pays to Meijia.

For the three months ended September 30, 2008, net income increased by $983,632, or 126% from $783,508 to $1,767,140. This increase was due to the increase in net sales as a result of the sales of the newly launched cactus fish and cattle feed and the reduction in cost associated with processing charges paid to Meijia.

The nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007

For the nine months ended September 30, 2008, revenues increased by $3,916,206 or 39% to $ 13,961,101 from $10,044,895 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others. In addition, the Company successfully launched two new products, cactus fish feed and cattle feed, in July 2008, which also contributed to the increase in sales.

For the nine months ended September 30, 2008, cost of sales increased by $2,377,195 or 36.4% to $8,899,088 from $6,521,893, as compared to the corresponding period of the prior year. This increase was mainly due to an increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed.

For the nine months ended September 30, 2008, operating expenses increased by $23,491, or approximately 2.6% to $911,455, as compared to $887,964 for the nine months ended September 30, 2007. Despite the substantial increases in general and administrative expenses, the Company eliminated expenses associated with returns and doubtful accounts which accounted for $188,348 in same period last year. As a result, our operating expenses increased only slightly.

For the nine months ended September 30, 2008, selling expenses decreased by $13,626, or 7% to $211,273 from $197,647 as compared to the corresponding period of the prior year. General and administrative expenses increased by $183,569 or 55.5% to $514,092 from $330,523 as compared to the corresponding period of the prior year. The increase in selling expenses was due to an increase in advertising expenses. The increase in general and administrative expenses was mainly due to (i) warrants issued to the Company’s new attorney valued at $59,225; (ii) increase in salaries and related benefits, and (iii) increase in expenditures in our investor relations program.

For the nine months ended September 30, 2008, income before income taxes increased by $1,499,179 or 57.7%, to $4,097,904 from $2,598,725 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit. As a result, net income also increased by $$1,217,921 or 55.5% to $3,411,962 from $2,194,041.

For the nine months ended September 30, 2008, net income increased by $1,217,921, or 55.5% from $2,194,041 to $3,411,962. This increase was due to larger foreign currency translation adjustment gains, sales of newly launched cactus fish and cattle feed, and the reduction in processing fees paid to Meijia.

Liquidity and Capital Resources -September 30, 2008

Operating.  For the nine months period ended September 30, 2008, the Company’s operations provided cash resources of $6,020,968 as compared to a shortfall of $244,417 cash resources used for the nine months period ended September 30, 2007, an increase of cash provided by operating activities of $6,265,385, or 2,563%. The increase was mainly due to (i) $2,268,805 decrease in inventories in 2008 as compared to the same period in 2007 and (ii) $2,471,513 increase in accounts receivable, net in 2008 as compared to the same period in 2007.

Investing and financing.  For the nine months period ended September 30, 2008, the Company used $7,252,549 in investment activities an increase of $7,250,863 or 430,000% compared to $1,686 for the same period a year ago. The increase was mainly attributable to money invested in the purchase of land use right for property located in Guangdong Province, PRC, for $7,255,081 which amount was fully paid as of September 30, 2008.

For the nine months period ended September 30, 2008, the Company’s financing activities generated $670,917 cash resources, as compared to $0 for the same period ended September 30, 2007. This is due to the PIPEs financing transactions completed in March 2008 and July 16, 2008. In each financing transaction, the company issued Series A preferred stock and two classes of warrants to T-Squared Investments, LLC. (See note 8 to the notes to consolidated financial statements contained in this report for details). The conversion feature and the value of the warrants included in the issuance of Series A preferred stock had a negative impact on the common shareholders and resulted in a net loss attributable to common stockholders of $1,409,164, and a net income per share of $0.08 for the quarter.

The company had a cash position of $648,480 on September 30, 2008, an increase of $138,579, or 27% from $509,901 on December 31, 2007.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: November 14, 2008	By:	/s/ JINJIANG WANG
JINJIANG WANG
President, Chief Executive Officer, Director and Principal Executive Officer

Date: November 14, 2008	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer