Form 10-K
period 2008-12-31
China Kangtai Cactus Bio-tech, Inc.
filed 2009-04-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $4,699,244. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 11, 2009, there were 17,885,625 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

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

The Company has over 387 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutraceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powders, which are raw materials for cactus nutraceuticals. The Company’s annual production capability of edible cacti in 2008 is 14,425 tons.

The Company engages with, by co-operative production agreements, local pharmaceutical, food and beverage manufacturers to produce its products. This strategy allows the Company to fill the orders quickly with short production runs and to reduce the requirements in fixed assets investment. The Company currently has entered into co-production agreements with five processors in China. They are Harbin Bin County Hualan Dairy Factory, Harbin Ice Lantern Noodle Factory, Tsingtao Brewry (Harbin) Inc., Harbin Diwang Pharmacy Co., Ltd. (a GMP certified processor), and Mudanjiang Kangwei Health Food Company, Ltd. Pursuant to these contracts, the Company provides raw materials, quality control guidelines and technical support while the processors provide other materials, processing facilities and labor to manufacture products for the Company. These processors are required to follow strictly the Company’s guidelines and instructions for production. The Company inspects all final products. The Company currently has long term agreements with all five processors which may be renewed at expiration in 2012.

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

The Company has also established its own cactus beverage and fruit wine production facilities. The Company’s cactus beverage product category includes cactus beer, cactus fruit wine (including the brand name of Overlord Scourge Flower Imperial Wine), cactus palm juices and cactus fruit drinks,

Cacti have been proven to contain the following elements by the Chinese Center for Disease Control and Prevention in an analysis report issued on October 29, 2003:

1.	Protein and amino acids
2.	Organic fat and acids
3.	Carbohydrates
4.	Vitamins
5.	Minerals
6.	Microelements

The Company’s nutraceutical products containing cactus extracts include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule, and Cactus Shuxin Capsule.

Cactus Protein Nutrient

Cactus Protein Nutrient is produced with protein and agglomerate element. It has been proven to be effective on stomachaches, tardiness gastritis, digestibility canker and duodenum canker by the Research Institute of the Traditional Chinese Medicine of Heilongjiang Province.

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

Cactus Shuxin Capsule

Cactus Shuxin Capsule is made with cactus and haws extracts. It has been proven to have an effect on raising the flow capacity of coronary artery blood, alleviating drowsiness and improving red cell’s oxygen carrying capability by the Research Institute of the Traditional Chinese Medicine of Heilongjiang Province.

The revenue generated from sales of nutraceutical products was approximately $10,177,000 in fiscal year 2008, or about 49% of the total net sales.

The revenue generated from sales of cactus food, beverage and wine was approximately $5,288,500 in year 2008, or about 26% %. The remaining 25% of the sales is cactus raw and intermediate materials.

The Company currently has four product categories which are nutraceuticals, beverages, raw and intermediate materials and packaged foods. The table below sets forth revenue derived from each product category and the percentage of total revenue each product category accounts for in 2008:

Product Categories	Sales revenue in 2008 (in US$)	Percentage of Total Revenue in 2008
Nutraceuticals	10,125,570	49.9%
Beverages	5,395,341	26.6%
Raw & Intermediate Materials	3,800,383	18.7%
Packaged Foods	119,285	0.6%
Cactus Feed	860,004	4.2%
Total Revenue	20,300,583	100%

The following table sets forth further breakdown of the Nutraceuticals by specific products and the percentage each product accounts for in 2008:

Name of Nutraceutical Products	Sales (in US$)	Percentage of Total Revenue
Cactus Calcium Peptide Soft Capsule	3,824,348	37.8%
Cactus Protein Nutrient	1,785,863	17.6%
Cactus Calcium Peptide Soft Capsule for Children	2,617,179	25.9%
Cactus Shuxin Capsule	1,897,178	18.7%
Cactus Tang Gong Tian Bao Liquor	1,002	0.01%
Total	10,125,570	100%

The Company has its own R&D facility, the Heilongjiang Sino-Mexico Cactus Development and Utilization Institute, which is certified by Heilongjiang Science & Technology Committee. The Institute has independently developed many patented cactus-based nutraceuticals and nutritional food and drink product formulas and production processes.

The Company manufactures and sells the following products launched between January 2001 and January 2005. Currently our products have maintained satisfactory levels of acceptance by distributors and customers. The table below sets forth our product lines and the launch date of each product line.

Line	Cactus Related Products	Varieties	Brand	Sub-Brand	Lunch Date
Nutraceutical	Cactus Calcium Peptide Soft Capsule	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Calcium Peptide Soft Capsule for Children	One	Kangda Cactus	Magic Baby	Jan. 2003
Nutraceutical	Cactus Shuxin Capsule	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Tangkang Capsule	One	Kangda Cactus	Magic Baby	Jul. 2004
Nutraceutical	Cactus Delicious Vinegar for Noble Lady	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Protein Nutrient	One	Kangda Cactus	Magic Baby	Jan. 2002
Nutraceutical	Cactus Fruit Health Oral Liquid	One	Kangda Cactus	Magic Baby	Aug. 2004
Beverage	Cactus Prickly Pear Wine	Five	Kangda Cactus	Magic Baby	Oct. 2003
Beverage	Cactus Overlord Scourge Flower Imperial Wine	One	Kangda Cactus	Magic Baby	Apr. 2003
Beverage	Cactus Fruit Wine	One	Kangda Cactus	Magic Baby	Jan. 2005
Beverage	Cactus Tang Gong Tian Bao Liquor	One	Kangda Cactus	Magic Baby	Jun. 2004
Beverage	Cactus Double Flowers Tea	Several	Kangda Cactus	Magic Baby	Oct. 2001

Beverage	Cactus Beer	One	Kangda Cactus/ Tsingtao Co-Brand		Jan. 2005
Beverage	Cactus Juice Beverage	Two	Kangda Cactus	Magic Baby	Nov. 2006
Beverage	Cactus Iced Black Tea	One	Kangda Cactus	Magic Baby	Jan. 2003
Beverage	Cactus Iced Green Tea	One	Kangda Cactus	Magic Baby	Jan. 2003
Beverage	Cactus Fruit Dry Red Wine	One	Kangda Cactus	Magic Baby	Jan. 2005
Beverage	Cactus Fruit Juice Beverage	One	Kangda Cactus	Magic Baby	Jan. 2006
Beverage	Cactus Honeysuckle Beverage	One	Kangda Cactus	Magic Baby	Jan. 2003
Packaged Food	Cactus Noodles	Several	Kangda Cactus	Magic Baby	Sep. 2004
Packaged Food	Cactus Perserved Bag Vegetables	Two	Kangda Cactus	Magic Child	Jan. 2001
R&I Materials	Cactus Palm Leaves	Several	Kangda Cactus		Jan. 2001
R&I Materials	Cactus Dry Powder	Several	Kangda Cactus		Jan. 2004

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 200 self-owned, franchised chain and Kangtai branded stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products primarily through various types and levels of provincial and municipal distributors and agents in Dalian, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Hebei, Liaoning, Shanxi, Hunan, Gansu and Shandong in China. The Company’s major revenue breakdown by region in China for the 2008 fiscal year is as follows:

US$(1)
Heilongjiang	$4,119,552
Jilin	$641,272
Shandong	$1,766,454
Beijing	$3,271,948
Guangdong	$4,762,895
Liaoning	$881,807
Shanxi	$825,943
Hunan	$1,008,800
Gansu	$850,219
Other	$2,171,693

Harbin Huadingwei Trading Company, Ltd., Fujian Tianyi Economic and Trading Company, Ltd., and Jilin Yanji Economic and Trading Company, Ltd. are our top three distributors. Together, they account for 19% of our total sales.

Competition

The cactus product industry in China is not highly competitive, and no published data is available regarding China Kangtai’s relative position in the markets in which it operates. Although no major competitor currently competes against the Company across its entire product line, competitive products are available from a number of different vendors offering features similar to those of China Kangtai’s products. There can be no assurance that one or more of these competitors will not develop products that are equal or superior to the products the Company markets. In addition, many potential competitors for China Kangtai’s products have in-house capabilities to develop cactus products that can provide some or all of the functionality of China Kangtai’s products. Our top five competitors are Anhui Haozhou Xingbang Cactus Co., Hunan Yongzhou Sino-Mexico Cactus Development Co., Ltd., Henan Luxin Cactus Co., Ltd., Zhengshou Milpa-Alta Cactus Co., Ltd., and Ningxia Milpa-Alta Edible Cactus Development Co., Ltd.

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

We are currently the leading cactus grower and cactus related products producer in China. We have cactus farm covering over 387 acres and an active research and development department which currently holds 17 patents and is seeking 13 new ones in various product categories. Our products are sold in supermarkets, food stores, hotels and restaurants though our growing distribution network in 12 provinces and two municipalities in China. W have a total of 23 product lines compare to our top five competitors which combined have a total of 26 product lines. In addition, our competitive advantages include the following:

Control from the source:
•	3 species of Mexican Cacti
•	Seed cloning
•	Farm ownership
•	Planting
•	Growing without chemicals
•	Harvesting

Product innovation and research:
•	Strong team and advisors
•	Strategic partners
•	R&D Institute
•	Research facilities

Manufacturing and production:
•	Processing facilities
•	Co-operative processing partners
•	Quality control monitoring
•	Quality packaging

Sales and distribution:
•	A network of regional distributors
•	Third party distributors
•	Seminar and conference orders
•	Repeat purchase group customers

The Company believes it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, the Company believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Employees

At December 31, 2008, the Company has a total of 144 employees and generally enjoys good employer-employee relationship. The table below sets forth the number of our employees by department and location:

DEPARTMENT	NUMBER	LOCATION
Administration	18	Harbin
Sales	25	Harbin
Production	52	Harbin
Baisha Base (cactus crop growing and production)	25	Taishan
Shalan Base (cactus crop growing and production)	12	Taishan
Research and Development	12	Harbin
Total	144

Administrative Offices

China Kangtai’s registered statutory office is located at CSC Services of Nevada, Inc., 502 East John Street, Suite E, Carson City, Nevada 89706.  The Company’s operations office is located at 99 Taibei Road, Limin Economic and Technological Development Zone, Harbin, Heilongjiang Province, P. R. China. Zip Code: 150025 and its telephone number is (86) 451 57351189.

Employees

As of December 31, 2008, China Kangtai has 144 full-time employees. The Management of the Company expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by its employees.

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

Governmental Regulations

The Chinese government requires all nutraceutical products related manufacturers to obtain Food Production Permit for their nutraceutical manufacturing facilities. China Kangtai obtained its Food Production Permit from relevant governmental regulatory bodies in September 2005. Other than the Food Production Permit requirements, there was no significant change in the regulatory environment in China.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Since August 25, 2005, our Common Stock has been quoted on the OTC Bulletin Board under the symbol “CKGT.OB.” Prior to that, our Common Stock was quoted on the OTC Bulletin Board under the symbol “IVNE.OB.” The following table lists the high and low bid price for our Common Stock as quoted, in U.S. dollars, by the OTC Bulletin Board during each quarter within the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Year	Quarter Ended	High	Low
2008	December 31	$0.51	$0.12
	September 30	$0.83	$0.31
	June 30	$0.73	$0.53
	March 31	$0.92	$0.65

2007	December 31	$1.40	$0.72
	September 30	$0.95	$0.60
	June 30	$1.32	$0.54
	March 31	$1.97	$1.01

Record Holders

As March 11, 2009, there were approximately 99 shareholders of record holding a total of 17,885,625 shares of common stock.

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

Stock Re-Purchases

We did not make any re-purchases of shares of our common stock during the fourth quarter of fiscal 2008 and we do not currently have any publicly-announced repurchase plans in effect.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

During the period from March 31, 2004 through December 31, 2008, CKGT has been engaged in the development and marketing of its products from Harbin, China. CKGT expects that over the next twelve months it will continue to market its products in Harbin, China.

Year Ended December 31, 2008 and Year Ended December 31, 2007

Sales

For the fiscal year ended December 31, 2008, sales increased by $6,059,928 or by 42.6% to $20,300,583 from $14,240,655 for the year ended December 31, 2007. The increase in sales is attributable to the fact that the Company’s products are more efficiently marketed and increasingly well accepted by the domestic market customers and the addition of cactus feed as a new product which accounted for approximately $873,400 of our total sales.

Cost of Sales

For the fiscal year ended December 31, 2008, cost of sales increased by $2,678,052 or 27.8% to $12,307,303 from $9,629,251 as compared to the corresponding period of the prior year. The increase in the cost of sales is a direct result of the increase in our sales.

Selling and Distribution Expenses

For the fiscal year ended December 31, 2008, selling expenses decreased by $65,018 or 23.3% to $214,285 from $279,303 as compared to the corresponding period of the prior year. The decrease is primarily attributable to the Company’s optimization of its operating team and sales forces, allocated sales and distribution expenses to the sales agent companies in different provinces of China, all of which reduced the unit selling and distribution expenses of the Company.

General and Administrative Expenses

For the fiscal year ended December 31, 2008, general and administrative expenses decreased by $502,890 or 43.7% to $648,644 from $1,151,534 as compared to the prior year. The decrease is primarily due to a decrease in outstanding accounts receivables and a decrease in the provision for doubtful accounts in 2008 as a result of the enhancement of our policy on collections.

Total Operating Expenses

For the fiscal year ended December 31, 2008, operating expenses decreased by $512,484, or 30.9% from $1,661,113 to $1,148,629, as compared to the prior year. The decrease is mainly attributable to a decrease in the provision for doubtful accounts for reasons discussed above.

Net Income

For the fiscal year ended December 31, 2008, the net income increased by $3,413,210 or 148.4% to $5,712,910 from $2,299,700 as compared to the prior year. The increase mainly resulted from rapid growth in the sales of the Company’s products, the addition of cactus feed as a new product and the reduction in the operating expenses.

Impact of Inflation

CKGT believes that inflation has had a negligible effect on operations over the past three years. CKGT believes that it can offset inflationary increases in operating costs by increasing prices.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2008, cash flows provided by operating activities increased by $7,546,519 or 354% to $9,676,505 from $2,129,986 as compared to the corresponding fiscal year ended December 31, 2007. The increase is primarily due to the increase in sales and the decrease in inventories.

For the fiscal year ended December 31, 2008, cash flows used for investing activities increased by $4,553,215 or 173% to $7,184,232 from $2,631,017 as compared to the prior year. The decrease is due to increased investments in acquiring land use rights in 2008.

For the fiscal year ended December 31, 2008, cash flow provided by financing activities increased by $667,398 or 1,247% to $720,922 from $53,524 as compared to fiscal year ended December 31, 2007. The primary factor responsible for the increase is due to financing transactions completed in 2008 and the increase in note payable.

The Company’s operations for the year ended December 31, 2008 resulted in comprehensive income of $7,022,156. The Company has funded its cash needs from revenue.

CKGT has no defined benefit plan or contractual commitment with any of its officers or directors.

CKGT has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by office personnel.

CKGT has no current plans to make any significant changes in the number of employees.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2008 and 2007 included in this annual report, CKGT discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. CKGT believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Sales of products are recognized when title to the product and risk of loss transfer to the customer (which depends on the customer) provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable. Sales terms provide for passage of title either at the time shipment is made or at the time of the delivery of product and generally do not include any customer right of return. Shipping and handling costs are included as a component of cost of sales.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008 which was designed to provide reasonable assurance. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Biographical Information

Jinjiang Wang was appointed as the Chairman of the Board, President and Chief Executive Officer of CKGT on June 3, 2005 and appointed a director of CKGT on July 22, 2005. Since 1998 Mr. Wang has served as a director and Chairman of the board of the Company’s subsidiary, Harbin Hainan Kangda. Mr. Wang was born in the Heilongjiang Province of the P.R.C. Mr. Wang graduated from Northeast Agricultural University with a degree in Agriculture & Forest Engineering. Mr. Wang has over 20 years of experience in management, production development and sales. He is a founder of Harbin Hainan Kangda and a pioneer of the now established edible cactus trade of China.

Chengzhi Wang was appointed as the General Manager CKGT on June 3, 2005 and appointed a director of CKGT on July 22, 2005. Mr. Wang also serves as a director and general manager of the Company’s subsidiary, Harbin Hainan Kangda and has held these positions since 1998. Mr. Wang was born in Heilongjiang Province of the P.R.C. Mr. Wang graduated from Architectonics Department of Harbin Institute of Technology with an engineer degree. Mr. Wang has over five years experience in management, production and sales. Mr. Wang is a founder of Harbin Hainan Kangda and a pioneer in the edible cactus trade of the P.R.C.

Hong Bu was appointed as Chief Financial Officer of CKGT on June 3, 2005 and appointed a director of CKGT on July 22, 2005. From 1998 to 2005 Ms. Bu served as senior accountant of Harbin Hainan Kangda. Ms. Bu graduated with a degree in Finance from the Finance and Economics Institute of Harbin. She is a CPA (certified public accountant). Ms. Bu has over five years of experience as Harbin Hainan Kangda’s senior accountant. Ms. Bu was a founder of Harbin Hainan Kangda and a pioneer in the edible cactus trade of the P.R.C.

Jiping Wang was appointed as a director of CKGT on July 22, 2005. Since 1979 Ms. Wang has served as an officer of Heilongjian Food Control and Drought Prevention Center. Ms. Wang was born in Heilongjiang Province; P.R.C. Ms. Wang graduated from the Economic Managerial Cadre’s Institute of Harbin.

Song Yang was appointed as a director of CKGT on July 22, 2005. Ms. Yang has over 15 years of experience in the Government Administrative Department. From 2000 to 2004 Ms. Yang served as a financing manager of Heilongjian Securities Corporation. Ms. Yang was a founder of Harbin Hainan Kangda and a pioneer in the edible cactus trade of the P.R.C. Ms. Yang has not served as an officer and director of any other public companies over the last five years.

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

Based solely on the Company’s review of the copies of such forms it has received, and written representations from certain reporting persons, the Company believes that all of its executive officers and directors complied with all Section 16(a) filing requirements applicable to them with one exception. A Form 3 for Chengzhi Wang, a director of the Company, was inadvertently filed a day late in connection with the Company’s reorganization transaction occurring in June 2005.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides summary compensation information for the years 2008, 2007 and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jinjiang Wang,	2008	$14,630	-	-	-	-	-	-	$14,630
President, Chief Executive	2007	$7,900	-	-	-	-	-	-	$7,900
Officer and Chairman	2006	$2,600	-	-	-	-	-	-	$2,600

Chengzhi Wang,	2008	11,118	-	-	-	-	-	-	$11,118
General Manager	2007	$6,320	-	-	-	-	-	-	$6,320
	2006	-	-	-	-	-	-	-	-

Hong Bu,	2008	11,118	-	-	-	-	-	-	$11,118
Chief Financial Officer	2007	$6,320	-	-	-	-	-	-	$6,320
	2006	-	-	-	-	-	-	-	-
(1) Converted from RMB at the exchange rate of 1RMB=US$0.1463

No executive officer received compensation in excess of $100,000 during the fiscal years ended December 31, 2008, 2007 and 2006. In addition, members of the Board of Directors did not receive compensation for their services during the fiscal years ending December 31, 2008, 2007 and 2006.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. CKGT does not anticipate adopting a provision for compensating directors in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 11, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Title of Class	Name and Address of Owner	Amount and Nature of Ownership		Percent of Class(1)
Executive Officers and Directors
Common Stock	Jinjiang Wang The 4th Group, 21st Residents’ Committee Xinhua Street, Boli Town, Boli County Heilongjiang Province P.R.C.	4,801,390 Direct	(2)	26.8%
Common Stock	Chengzhi Wang No. 98 Xiangshun Street Xiangfang District, Harbin, P.R.C.	3,892,970 Direct		21.8%
Common Stock	Hong Bu No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	750,046 Direct		4.2%

Common Stock	Jiping Wang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	700,734 Direct		3.9%
Common Stock	Song Yang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	726,688 Direct		4.1%
Common Stock	All Directors and Executive Officers as a Group (5 persons)	10,871,828 Direct		60.8%
5% Holder
Common Stock	T Squared Investments LLC. 1325 Sixth Avenue, Floor 28 New York, NY 10019	5,100,000 Direct	(3)	22.2%

(1) Applicable percentage ownership is based on 17,885,625 shares of common stock outstanding as of March 11, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 11, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 11, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(3) Of which 1,250,000 shares of common stock are issuable upon conversion of 1,250,000 shares of Series A Convertible Preferred Stock at the election of the holder at any time and 3,850,000 shares of common stock are issuable upon the exercise of warrants which are immediately exercisable. Pursuant to the Preferred Stock Purchase Agreements and Common Stock Purchase Warrants by and between the Company and the T Squared Investments LLC (“T Squared”) dated March 21, 2008 and July 16, 2008, T Squared is not entitled to exercise any warrant which will result in beneficial ownership by T Squared and its affiliates of more than 4.9% of the outstanding shares of the Company’s common stock.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There are no transactions to which the Company was or is a party in which the amount involved exceeds $120,000 and in which any director, executive officer, five percent stockholder or any member of the immediate family or any of the foregoing persons had or will have a direct or indirect material interest.

The Board of Directors has determined that none of the Company’s current directors are independent directors within the meaning set forth in the rules of NASDAQ as currently in effect.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our registered independent public accounting firm is Michael T. Studer, C.P.A., P.C. The fees billed by Michael T. Studer, C.P.A., P.C. in 2008 and 2007 were as follows:

	2008	2007
Audit Fees	$94,000	$94,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	$94,000	$94,000
Tax Fees	-	-
All Other Fees	-	-
Total for independent public audit firms	$94,000	$94,000

Tax Fees

The aggregate fees billed by P. C. Liu, CPA, P.C. for tax compliance, tax advice and tax planning were $1,000 for the fiscal years ended December 31, 2008 and $1,000 for the fiscal years ended December 31, 2007.

Audit Committee Pre-Approval

The Company's Audit Committee pre-approved the engagement of Michael T. Studer, C.P.A., P.C. to act as its independent auditor for the fiscal year ended December 31, 2008. The Company's Audit Committee also pre-approved Michael T. Studer, C.P.A., P.C. to provide the audit, audit related services, and all other services described above for the fiscal year ended December 31, 2008. The Company's board of directors also pre-approved P. C. Liu, C.P.A, P.C. to provide the tax services for the fiscal period ended December 31, 2008.

ITEM 15.  EXHIBITS

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

10.39
Preferred Stock Purchase Agreement dated as of March 21, 2008 by and between the Company and T Squared Investments LLC (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).

10.40
Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 21, 2008 (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).

10.41
Registration Rights Agreement dated as of March 21, 2008 by and between the Company and the Investors named therein (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).

10.42	Common Stock Purchase Warrant “A” (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).
10.43	Common Stock Purchase Warrant “B” (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).

10.44	Form of Preferred Stock Purchase Agreement dated as of July 16, 2008 by and between the Company and T Squared Investments LLC. (incorporated by reference to the Form 8-K filed on July 21, 2008)
10.45
First Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 16, 2008. (incorporated by reference to the Form 8-K filed on July 21, 2008)

10.46	Common Stock Purchase Warrant “A” (incorporated by reference to the Form 8-K filed on July 21, 2008)
10.47	Common Stock Purchase Warrant “B” (incorporated by reference to the Form 8-K filed on July 21, 2008)
21.1	List of Subsidiaries (incorporated by reference to the From 10-KSB filed on April 15, 2008)
31.1*
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer

Date: April 15, 2009

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer

Date: April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Date: April 15, 2009

By:	/s/ Chengzhi Wang	General Manager and a Director
Date: April 15, 2009

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer
Date: April 15, 2009

By:	/s/ Jiping Wang	Director
Date: April 15, 2009

By:	/s/ Song Yang	Director
Date: April 15, 2009

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Kangtai Cactus Bio-Tech Inc.

I have audited the accompanying consolidated balance sheets of China Kangtai Cactus Bio-Tech Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Kangtai Cactus Bio-Tech Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
April 10, 2009

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2008	2007
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,398,897	$509,901
Accounts receivable, net of allowance for returns and doubtful accounts of $979,700 and $838,736, respectively	3,869,985	4,036,169
Inventories	3,376,635	6,093,955
Other receivables and prepaid expenses	1,005	20,237
Total Current Assets	11,646,522	10,660,262

Property and Equipment, net	6,236,914	6,290,330

Other Assets
Intangible assets, net	454,445	553,038
Land use rights, net	8,609,491	1,290,141
Total Assets	$26,947,372	$18,793,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$315,639	$353,091
Note payable	887,475	829,437
Taxes payable	570,855	319,149
Total current liabilities	1,773,969	1,501,677

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 1,150,000 and 0 shares, respectively	1,150	-
Common stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 17,885,625 and 17,739,625 shares, respectively	17,886	17,740
Additional paid-in capital	8,874,869	6,607,848
Retained earnings
Appropriated	2,682,345	1,844,937
Unappropriated	10,549,281	7,082,943
Accumulated other comprehensive income	3,047,872	1,738,626
Total stockholders' equity	25,173,403	17,292,094
Total Liabilities and Stockholders' Equity	$26,947,372	$18,793,771

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	December 31,	December 31,
	2008	2007
	(Audited)	(Audited)

Net Sales	$20,300,583	$14,240,655

Cost of Sales	(12,307,303)	(9,629,251)

Gross Profit	7,993,280	4,611,404

Operating Expenses
Selling expenses	214,285	279,303
General and administrative expenses	648,644	1,151,534
Depreciation	77,015	70,589
Amortization of land use rights	73,761	35,983
Amortization of intangible assets	134,924	123,704
Total operating expenses	1,148,629	1,661,113
Income from Operations	6,844,651	2,950,291

Other Income (Expenses)
Interest income	838	603
Imputed interest	(52,326)	(47,796)
Loss on disposal of property and equipment	(14,323)	-
Other income (expense) - net		(171)
Total Other Income (Expenses)	(65,811)	(47,364)
Income before Income Taxes	6,778,840	2,902,927
Income Tax Expense	(1,065,930)	(603,227)
Net Income	5,712,910	2,299,700
Deemed dividend relating to the beneficial conversion feature and the value of the warrants included in the sale of the
Series A preferred stock	(1,409,164)	-
Net income attributable to common stockholders	$4,303,746	$2,299,700
Net income per common share
Basic	$0.24	$0.13
Diluted	$0.23	$0.13

Weighted average number of common shares outstanding
Basic	17,767,461	17,739,625
Diluted	18,597,561	17,739,625

Comprehensive income:
Net income	$5,712,910	$2,299,700
Foreign currency translation adjustment	1,309,246	1,047,589
Total	$7,022,156	$3,347,289

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Preferred Stock $0.001 par		Common Stock $0.001 par		Additional	Unappropriated	Appropriated	Accumulated other
	value		value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2006	-	$-	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,03939
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Sale of Series A preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividend	-	-	-	-	1,409,164	(1,409,164)	-		-
Issuance of shares in consideration for the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A Preferred Stock	(100,000)	(100)	100,000	100	-	-	-	-	-
Stock option expense	-	-	-	-	59,225		-		59,225
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008	-	-	-	-	-	5,712,910	-	-	5,712,910
Currency translation adjustment	-	-	-	-	-	-	-	1,309,246	1,309,246
Balance at December 31, 2008	1,150,000	$1,150	17,885,625	$17,886	$8,874,869	$10,549,281	$2,682,345	$3,047,872	$25,173,403

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	December 31,	December 31,
	2008	2007
	(Audited)	(Audited)

Cash Flows from Operating Activities
Net income	$5,712,910	$2,299,700
Adjustmens to reconcile net income to net cash provided by (used for) operating activities
Depreciation - cost of sales	408,351	143,937
Depreciation - operating expenses	77,015	70,589
Amortization of land use rights	73,761	35,983
Amortization of intangible assets	134,924	123,704
Issuance of shares in consideration for the waiver of liquidated damages	26,680	-
Stock option expense	59,225	-
Imputed interest	52,326	47,796
Loss on disposal of property and equipment	14,323	-
Changes in operating assets and liabilities
Accounts receivable, net	166,184	(2,258,662)
Accounts receivable - related party	-	1,924
Other receivables and prepaid expenses	19,232	4,073
Inventories	2,717,320	1,288,489
Accounts payable and accrued liabilities	(37,452)	131,640
Taxes payable	251,706	240,813
Net cash provided by (used for) operating activities	9,676,505	2,129,986
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	2,546	-
Purchase of property and equipment	-	(2,631,017)
Purchase of land use right	(7,186,778)	-
Net cash provided by (used for) investing activities	(7,184,232)	(2,631,017)
Cash Flows from Financing Activities
Note payable	-	53,524
Sale of Series A preferred stock-net	720,922	-
Net cash provided by (used for) financing activities	720,922	53,524

Effect of exchange rate on cash	675,801	505,472
Increase (decrease) in cash and cash equivalents	3,888,996	57,965

Cash and cash equivalents, beginning of period	509,901	451,936

Cash and cash equivalents, end of period	$4,398,897	$509,901

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$814,224	$610,792

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

US China Kangtai and BVI China Kangtai are investment holding companies and Harbin Kangda’s principal activities are planting and developing new types of cactus, producing and trading in cactus health foods and related products in the PRC.

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

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter collectively referred to as the “Company”.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for 2008 and 2007 include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda.

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
DECEMBER 31, 2008

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

Harbin Hainan Kangda and Taishan Kangda assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14669 and $0.13710 at December 31, 2008 and 2007, respectively).  Harbin Hainan Kangda and Taishan Kangda revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14415 and $0.13167 for the years ended December 31, 2008 and 2007, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2008 and 2007 consist of cash on hand and demand deposit accounts with banks. The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

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
DECEMBER 31, 2008

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $133,133 and $218,083 for the years ended December 31, 2008 and 2007, respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to general and administrative expenses for the years ended December 31, 2008 and 2007 were $12,397 and $72,961, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123,  “Accounting for Stock-Based Compensation” and SFAS No.123(R), “Share-Based Payment”.  No stock options or warrants are outstanding at December 31, 2008.

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
DECEMBER 31, 2008

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

Note 3. Inventories

Inventories consist of:

	December 31,
	2008	2007
Cactus stock	$2,810,861	$5,512,782
Other raw materials	49,826	82,872
Work-in-progress	-	2,700
Finished goods	515,948	495,601
Total	3,376,635	6,093,955
Less: allowance for market adjustments to inventories	-	-
Net	$3,376,635	$6,093,955

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 4.    Property, Plant and Equipment

Property, plant and equipment, net consist of:

	December 31,
	2008	2007
Buildings	$2,928,548	$2,831,657
Plant equipment and machinery	4,654,625	4,350,191
Motor vehicles	289,586	270,654
Furniture and office equipment	13,817	14,649
Total	7,886,576	7,467,151
Less accumulated depreciation	(1,649,662)	(1,176,821)
Net	$6,236,914	$6,290,330

Note 5.      Intangible Assets

Intangible assets, net consist of:

	December 31,
	2008	2007
Patents and licenses	$1,374,485	$1,284,604
Total	1,374,485	1,284,604
Less accumulated amortization	(920,040)	(731,566)
Net	$454,445	$553,038

The estimated amortization of intangible assets expense for each of the five succeeding fiscal years ending December 31, 2009, 2010, 2011, 2012, and 2013 is $137,448.

Note 6.     Land Use Rights

Land use rights, net consist of:

	December 31,
	2008	2007
Harbin Hainan Kangda	$8,026,397	$674,994
Taishan Kangda	873,035	815,985
Total	8,899,432	1,490,979
Less accumulated amortization	(289,941)	(200,838)
Net	$8,609,491	$1,290,141

The estimated amortization of land use rights expense for each of the five succeeding fiscal years ending December 31, 2009, 2010, 2011, 2012, and 2013 is $185,016.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 7.     Note Payable

Note payable consists of:

	December 31,
	2008	2007

Note payable to a financial institution, unsecured and due on demand.	$887,475	$829,437

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $52,326 and $49,766 for the years ended December 31, 2008 and 2007, respectively.

Note 8.   Stockholders’ Equity

Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $10,185,183 and $8,745,639 at December 31, 2008 and 2007, respectively.

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

The Company also entered into a Registration Rights Agreement with the Investor, pursuant to which the Company is obligated to file and have declared effective by the SEC a registration statement registering the resale of the Shares and Common Stock issuable upon the Conversion of the Series A Preferred Stock and the exercise of the A Warrants and B Warrants. If the registration statement is not declared effective by the SEC by August 28, 2008, the Registration Rights Agreement provides for the Company to issue to the Investor as liquidated damages an additional 1,000 shares of Series A Preferred Stock for each day thereafter not declared effective (subject to a maximum of 250,000 shares). On October 17, 2008, the SEC declared effective the Company’s registration statement on Form S-1. On October 15, 2008, the Company issued 46,000 shares of common stock to the Investor in consideration for the waiver of liquidated damages.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

On October 27, 2008, the Company issued 100,000 shares of common stock to the Investor for the conversion of 100,000 shares of Series A Preferred Stock.

Note 9.   Income Taxes

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No income taxes were provided in 2008 and 2007 since US China Kangtai had taxable losses in those years. At December 31, 2008, US China Kangtai had net operating loss carryforwards of approximately $773,000 which may be available to offset future taxable income. Management has not yet determined it to be more likely than not that a deferred tax asset of up to approximately $270,000 attributable to the utilization of these net operating loss carryforwards (which expire in 2028) will be realized. Accordingly, the Company has provided a 100% valuation allowance against the deferred tax asset in the financial statements at December 31, 2008.

At December 31, 2008, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda and Taishan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

	Year Ended
	December 31,
	2008	2007
Expected tax at 35%	$2,372,594	$1,016,024
Tax effect of unutilized losses of USA China Kangtai; BVI China Kangtai; and Taishan Kangda	132,320	75,109
Tax effect of PRC income taxed at lower rate	(1,438,984)	(487,906)
Acutal provision for income taxes	$1,065,930	$603,227

Note 10.    Commitments and Contingencies

Operating lease commitments

The Company leases office space and land for growing cactus from third parties under operating leases. Rental expenses for all operating leases for the years ended December 31, 2008 and 2007 were $ 12,210 and $17,371 respectively.

At December 31, 2008, future minimum rental commitments under all non-cancellable operating leases are due as follows:

2009	$8,077
2010	3,940
2011	3,940
2012	3,940
2013	3,426
Thereafter	133,553

Total	$156,876

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 11.   Segment Information

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products.  Substantially all of the Company’s identifiable assets at December 31, 2008 and December 31, 2007 were located in the PRC.  Net sales for the periods presented were all derived from PRC and Taiwan customers. During 2008, two customers accounted for 16% and 13%, respectively, of net sales.

Net sales consisted of:

	Year Ended December 31,
	2008	2007

Finished goods	$16,500,200	$11,901,805
Cactus stock	3,800,383	2,338,850
Total	$20,300,583	$14,240,655

Note 12.   Subsequent Event

On March 25, 2009, Harbin Hainan Kangda Entered into Asset Purchase Agreement (the “Agreement”) with Qitaihe Kangwei T Biotechnology Co., Ltd. (“Seller”). Under the terms of the Agreement, the Company will acquire (i) land use rights of state-owned land located in Shuguang Village of Xinxing District in Qitaihe City, covering an area of 49 thousand square meters, with the use life of 47 years and the development area of the first phase of 13 thousand square meters, (ii) housing ownership of 5,606.20 square meters in Shuguang village of Xinxing District in Qitaihe City and (iii) fixed assets consisting of machinery, equipment and facilities (including equipment, information, file data, spare parts and office suppliers) located on the acquired premises. The land use rights, housing ownership and fixed assets are collectively referred to as the “Assets”.

The purchase price for the Assets is 37,000,000 RMB (approximately $5,400,000). The Company will pay transfer fees and taxes in connection with the registration of the sale of the Assets. The purchase price will be paid in installments: 50% within 5 days of signing the Agreement, 10% upon Seller completing the handover procedure and the remaining 40% within 5 days of Seller’s completion of the registration of the sale in the land administration and other departments in the People’s Republic of China, which is expected to be completed within 90 days of the payment of the first installment of the purchase price.