Form 10-Q
period 2009-03-31
China Kangtai Cactus Bio-tech, Inc.
filed 2009-05-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2009
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
Harbin, Heilongjiang Province, People’s Republic of China
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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2009, the issuer had outstanding 17,885,625 shares of common stock, $0.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q
March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,348,752	$4,398,897
Accounts receivable, net of allowance for returns and doubtful accounts of $1,181,511 and $979,700,
respectively	3,871,376	3,869,985
Inventories	3,133,247	3,376,635
Other receivables and prepaid expenses	1,291	1,005
Total Current Assets	9,354,666	11,646,522

Deposit for purchase of land use rights and property and equipment	2,930,200	-
Property and Equipment, net	6,111,550	6,236,914

Other Assets
Intangible assets, net	419,604	454,445
Land use rights, net	8,553,038	8,609,491
Total Assets	$27,369,058	$26,947,372

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$279,949	$315,639
Note payable	886,386	887,475
Taxes payable	352,967	570,855
Total current liabilities	1,519,302	1,773,969

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 1,150,000 and 0 shares, respectively	1,150	1,150
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,885,625 and 17,739,625 shares, respectively	17,886	17,886
Additional paid-in capital	8,888,165	8,874,869
Retained earnings
Appropriated	2,815,381	2,682,345
Unappropriated	11,110,193	10,549,281
Accumulated other comprehensive income	3,016,981	3,047,872
Total stockholders' equity	25,849,756	25,173,403
Total Liabilities and Stockholders' Equity	$27,369,058	$26,947,372

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net Sales	$3,329,952	$2,765,496

Cost of Sales	(2,092,786)	(1,735,799)

Gross Profit	1,237,166	1,029,697

Operating Expenses
Selling expenses	36,329	51,614
General and administrative expenses	257,600	195,905
Depreciation	18,889	18,681
Amortization of land use rights	9,535	9,096
Amortization of intangible assets	34,283	32,706
Total operating expenses	356,636	308,002
Income from Operations	880,530	721,695

Other Income (Expenses)
Interest income	-	268
Imputed interest	(13,296)	(12,684)
Total Other Income (Expenses)	(13,296)	(12,416)
Income before Income Taxes	867,234	709,279
Income Tax Expense	(173,286)	(102,763)
Net Income	693,948	606,516
Deemed dividend relating to the beneficial conversion feature and the value of the warrants included in the sale of the
Series A preferred stock	-	(1,090,500)
Net income attributable to common stockholders	$693,948	$(483,984)
Net income per common share
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)

Weighted average number of common shares outstanding
Basic	17,885,625	17,739,625
Diluted	19,035,625	17,739,625

Comprehensive income:
Net income	$693,948	$606,516
Foreign currency translation adjustment	(30,891)	724,994
Total	$663,057	$1,331,510

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

								Accumulated
	Preferred Stock		Common Stock		Additional	Unappropriated	Appropriated	other
	$0.001 par value		$0.001 par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total
Balance at December 31, 2006	-	$-	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,039
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and									-
staff welfare reserves	-	-	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Sale of Series A
preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividend	-	-	-	-	1,409,164	(1,409,164)	-		-
Issuance of shares in consideration for
the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-
Stock option expense	-	-	-	-	59,225		-		59,225
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008	-	-	-	-	-	5,712,910	-	-	5,712,910
Currency translation adjustment	-	-	-	-	-	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (Audited)	1,150,000	1,150	17,885,625	17,886	8,874,869	10,549,281	2,682,345	3,047,872	25,173,403
Imputed interest on note payable	-	-	-	-	13,296	-	-	-	13,296
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(133,036)	133,036	-	-
Net income for the three months ended March 31, 2009	-	-	-	-	-	693,948	-	-	693,948
Currency translation adjustment	-	-	-	-	-	-	-	(30,891)	(30,891)
Balance at March 31, 2009 (Unaudited)	1,150,000	$1,150	17,885,625	$17,886	$8,888,165	$11,110,193	$2,815,381	$3,016,981	$25,849,756

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$693,948	$606,516
Adjustmens to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	98,823	57,141
Depreciation - operating expenses	18,889	18,681
Amortization of land use rights	9,535	9,096
Amortization of intangible assets	34,283	32,706
Stock option expense	-	59,225
Imputed interest	13,296	12,684
Changes in operating assets and liabilities
Accounts receivable, net	(1,391)	(691,338)
Other receivables and prepaid expenses	(286)	(843)
Inventories	243,388	(540,739)
Accounts payable and accrued liabilities	(35,690)	901
Taxes payable	(217,888)	(182,207)
Net cash provided by (used for) operating activities	856,907	(618,177)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Deposit for purchase of land use rights and property and equipment	(2,930,200)	-
Net cash provided by (used for) investing activities	(2,930,200)	-
Cash Flows from Financing Activities
Sale of Series A preferred stock-net	-	500,000
Net cash provided by (used for) financing activities	-	500,000

Effect of exchange rate on cash	23,148	446,107
Increase (decrease) in cash and cash equivalents	(2,050,145)	327,930

Cash and cash equivalents, beginning of period	4,398,897	509,901

Cash and cash equivalents, end of period	$2,348,752	$837,831

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$391,174	$102,763

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months period ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

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

In 2004, BVI China Kangtai acquired Harbin Hainan Kangda. In 2005, US China Kangtai acquired BVI China Kangtai.

On June 26, 2006, Harbin Hainan Kangda acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd. (“Taishan Kangda”), a PRC company with limited liability previously owned by two stockholders, for $1,475,000 in cash. Taishan Kangda grows and sells cactus.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 3 - INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2009	2008
Cactus stock	$2,624,937	$2,810,861
Other raw materials and work-in-process	44,140	49,826
Finished goods	464,170	515,948
Total	3,133,247	3,376,635
Less: allowance for market adjustments to inventories	-	-
Net	$3,133,247	$3,376,635

NOTE 4 – DEPOSIT FOR PURCHASE OF LAND USE RIGHTS AND PROPERTY AND EQUIPMENT

On March 25, 2009, Harbin Hainan Kangda entered into an Asset Purchase Agreement (the “Agreement”) with Qitaihe Kangwei T Biotechnology Co., Ltd. (“Seller”). Under the terms of the Agreement, the Company will acquire (i) land use rights of state-owned land located in Shuguang Village of Xinxing District in Qitaihe City, covering an area of 49 thousand square meters, with the use life of 47 years and the development area of the first phase of 13 thousand square meters, (ii) housing ownership of 5,606.20 square meters in Shuguang Village of Xinxing District in Qitaihe City and (iii) fixed assets consisting of machinery, equipment and facilities (including equipment, information, file data, spare parts and office suppliers) located on the acquired premises. The land use rights, housing ownership and fixed assets are collectively referred to as the “Assets”.

The purchase price for the Assets is 37,000,000 RMB ($5,420,870). The Company will pay transfer fees and taxes in connection with the registration of the sale of the Assets. The purchase price will be paid in installments: 50% within 5 days of signing the Agreement, 10% upon Seller completing the handover procedure and the remaining 40% within 5 days of Seller’s completion of the registration of the sale in the land administration and other departments in the People’s Republic of China, which is expected to be completed within 90 days of the payment of the first installment of the purchase price. As of March 31, 2009, the Company has paid 20,000,000 RMB ($2,930,200) of the 37,000,000 RMB ($5,420,870) purchase price. The registration of the sale has not yet been completed.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	March 31,	December 31,
	2009	2008
Buildings	$2,924,956	$2,928,548
Plant equipment and machinery	4,648,913	4,654,625
Motor vehicles	289,231	289,586
Furniture and office equipment	13,800	13,817
Total	7,876,900	7,886,576
Less accumulated depreciation	(1,765,350)	(1,649,662)
Net	$6,111,550	$6,236,914

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31,	December 31,
	2009	2008
Patents and licenses	$1,372,798	$1,374,485
Total	1,372,798	1,374,485
Less accumulated amortization	(953,194)	(920,040)
Net	$419,604	$454,445

The expected amortization of the above intangible assets for each of the five succeeding fiscal years ending December 31, 2010, 2011, 2012, 2013, and 2014 is $137,133, $137,133, $79,573, $0, and $0, respectively.

NOTE 7 - LAND USE RIGHTS

Land use rights, net consist of:

	March 31,	December 31,
	2009	2008
Harbin Hainan Kangda	$8,014,811	$8,026,397
Taishan Kangda	871,975	873,035
Total	8,886,786	8,899,432
Less accumulated amortization	(333,748)	(289,941)
Net	$8,553,038	$8,609,491

The expected amortization of the above land use rights for each of the five succeeding fiscal years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $185,000.

NOTE 8 - NOTE PAYABLE

Note payable consists of:

	March 31,	December 31,
	2009	2008
Note payable to a financial institution, unsecured and due on demand.	$886,386	$887,475

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $13,296 and $12,684 for the three months ended March 31, 2009 and 2008, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 9 - SERIES A CONVERTIBLE PREFERRED STOCK

On March 21, 2008, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with T Squared Investments LLC (the “Investor”) to sell in a private placement to the Investor for an aggregate purchase price of $500,000, (i) 833,333 shares of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) for $0.60 per share (the “Shares”), (ii) warrants to purchase up to 1,250,000 shares of Company’s common stock exercisable for a period of three years at an exercise price of $0.75 per share (the “A Warrants”) or an aggregate exercise price of $937,500 if all of the A Warrants were exercised, and (iii) warrants to purchase up to 1,500,000 shares of Company’s common stock exercisable for a period of three years at an exercise price of $1.00 per share (the “B Warrants”), or an aggregate exercise price of $1,500,000 if all the B Warrants were exercised. The Company issued the Shares, the A Warrants and B Warrants on the same day. Westernking Financial Service acted as the sole placement agent in the transaction for a fee of $30,000 (6% of the gross proceeds).

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

NOTE 10 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $9,931,799 and $10,185,183 at March 31, 2009 and December 31, 2008, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
NOTE 11 - INCOME TAXES

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in 2009 and 2008 since US China Kangtai had taxable losses in those periods.

At March 31, 2009, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended March 31,
	2009	2008

Expected tax at 35%	$303,532	$212,281
Tax effect of unutilized losses of
US China Kangtai and BVI
China Kangtai	9,658	31,366

Tax effect of PRC income taxed
at lower rate	(139,904)	(140,884)
Actual provision for income taxes	$173,286	$102,763

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Concentrations and risks

During 2009 and 2008, substantially all of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers located in China and Taiwan.

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

NOTE 13 – SEGMENT INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products.  Substantially all of the Company’s identifiable assets at March 31, 2009 and December 31, 2008 were located in the PRC.  Net sales for the periods presented were all derived from PRC and Taiwan customers. During the three months ended March 31, 2009, one customer accounted for 12% of net sales.

Net sales consisted of:

	Three months ended
	March 31, 2009	March 31, 2008

Finished goods	$2,725,120	$1,761,913
Cactus stock	604,832	1,003,583
Total	$3,329,952	$2,765,496

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

The Company has over 387 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutraceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powders, which are raw materials for cactus nutraceuticals. The Company’s annual production capability of edible cacti in 2008 was 14,425 tons.

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

Consolidated Results of Operations

The three-month period ended March 31, 2009 as compared to the three months ended March 31, 2008

For the three months ended March 31, 2009, revenues increased by $564,456 or 20.4% to $3,329,952 from $2,765,496 in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others. In addition, the Company successfully launched two new products, cactus fish feed and cattle feed, in July 2008, which also contributed to the increase in sales.

For the three months ended March 31, 2009, cost of sales increased by $356,987 or 20.6% to $2,092,786 from $1,735,799, as compared to the corresponding period of the prior year. This increase was mainly due to an increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed.

Our gross profit for the three months period ended March 31, 2009 was $1,237,166 which increased by $207,469 or 20.1% from $1,029,697 for the same period last year. This increase was mainly attributable to the increase in net sales.

For the three months ended March 31, 2009, operating expenses increase by $48,634, or approximately 15.8% to $356,636, as compared to $308,002 for the three months ended March 31, 2008.  The increase in operating expenses is mainly attributable to increase in general and administrative expenses as a result of an increase in fees paid to our legal and accounting professionals.

For the three months ended March 31, 2009, income before income taxes increased by $157,955 or 22.3%, to $867,234 from $709,279 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit. As a result, net income also increased by $87,432 or 14.4% to $693,948 from $606,516. This increase is due to the increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed and a reduction in cost of sales as a result of the measures taken by the management.

Liquidity and Capital Resources –March 31, 2009

Operating.  For the three months period ended March 31, 2009, the Company’s operations provided cash resources of $856,907 as compared to a shortfall of $618,177 cash resources used for the three months period ended March 31, 2009, an increase of cash provided by operating activities of $6,265,385, or 239%. The increase was mainly due to increase in cash provided from accounts receivables during the first quarter in 2009 compared to the same period last year.

Investing and financing.  For the three months period ended March 31, 2009, the Company used $2,930,200 in investment activities compared to $0 for the same period a year ago. The increase was mainly attributable to money invested in the purchase of certain assets from Qitanhe Kangwei Biotechnology Co., Ltd. pursuant to the Asset Purchase Agreement entered on March 25, 2009.

For the three months period ended March 31, 2009, the Company did not generate any cash from financing activities, as compared to $500,000 for the same period ended March 31, 2008. The Company did not engage in any financing activities during the first quarter in 2009 compared to to the PIPEs financing transactions completed in March 2008 and July 16, 2008 whereby the company issued Series A preferred stock and two classes of warrants to T-Squared Investments, LLC.

The company had a cash position of $2,348,752 on March 31, 2009, an increase of $1,510,921, or 180% from $837,831 on March 31, 2008.

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

Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, the Company is not a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 15, 2009. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: May 15, 2009	By:	/s/ JINJIANG WANG
JINJIANG WANG
President, Chief Executive Officer, Director and Principal Executive Officer

Date: May 15, 2009	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer