Form 10-Q
period 2009-06-30
China Kangtai Cactus Bio-tech, Inc.
filed 2009-08-13
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2009
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2009, the issuer had outstanding 18,035,625 shares of common stock, $0.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,789,628	$4,398,897
Accounts receivable, net of allowance for returns and doubtful accounts of $1,957,304 and $979,700, respectively	5,457,518	3,869,985
Inventories	2,853,094	3,376,635
Other receivables and prepaid expenses	1,290	1,005
Total Current Assets	11,101,530	11,646,522

Deposit for purchase of land use rights and property and equipment	2,930,600	-
Property and Equipment, net	5,994,540	6,236,914

Other Assets
Intangible assets, net	385,373	454,445
Land use rights, net	8,508,112	8,609,491
Total Assets	$28,920,155	$26,947,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$215,759	$315,639
Note payable	886,507	887,475
Taxes payable	528,529	570,855
Total current liabilities	1,630,795	1,773,969

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 1,150,000 and 1,150,000 shares, respectively	1,150	1,150
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,885,625 and 17,885,625 shares, respectively	17,886	17,886
Additional paid-in capital	8,901,471	8,874,869
Retained earnings
Appropriated	3,120,877	2,682,345
Unappropriated	12,228,651	10,549,281
Accumulated other comprehensive income	3,019,325	3,047,872
Total stockholders' equity	27,289,360	25,173,403
Total Liabilities and Stockholders' Equity	$28,920,155	$26,947,372

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$6,512,744	$5,010,920	$9,842,696	$7,776,416

Cost of Sales	(3,776,047)	(3,486,955)	(5,868,833)	(5,222,754)

Gross Profit	2,736,697	1,523,965	3,973,863	2,553,662

Operating Expenses
Selling expenses	21,615	23,445	57,944	75,059
General and administrative expenses	815,538	180,135	1,073,138	376,040
Depreciation	20,168	19,097	39,057	37,778
Amortization of land use rights	9,542	9,307	19,077	18,403
Amortization of intangible assets	34,312	33,465	68,595	66,171
Total operating expenses	901,175	265,449	1,257,811	573,451
Income from Operations	1,835,522	1,258,516	2,716,052	1,980,211

Other Income (Expenses)
Interest income	26	259	26	527
Imputed interest	(13,306)	(12,978)	(26,602)	(25,662)
Loss on disposal of property and equipment	(132)	(14,049)	(132)	(14,049)
Total Other Income (Expenses)	(13,412)	(26,768)	(26,708)	(39,184)
Income before Income Taxes	1,822,110	1,231,748	2,689,344	1,941,027
Income Tax Expense	(398,156)	(193,442)	(571,442)	(296,205)
Net Income	1,423,954	1,038,306	2,117,902	1,644,822
Deemed dividend relating to the beneficial conversion feature and the value of the warrants included in the sale of the Series A preferred stock	-	-	-	(1,090,500)
Net income attributable to common stockholders	$1,423,954	$1,038,306	$2,117,902	$554,322
Net income per common share
Basic	$0.08	$0.06	$0.12	$0.03
Diluted	$0.07	$0.06	$0.11	$0.03

Weighted average number of common shares outstanding
Basic	17,885,625	17,739,625	17,885,625	17,739,625
Diluted	19,035,625	18,572,958	19,035,625	18,208,549

Comprehensive income:
Net income	$1,423,954	$1,038,306	$2,117,902	$1,644,822
Foreign currency translation adjustment	2,344	429,218	(28,547)	1,154,212
Total	$1,426,298	$1,467,524	$2,089,355	$2,799,034

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Preferred Stock $0.001 par		Common Stock $0.001 par		Additional	Unappropriated	Appropriated	Accumulated other
	value		value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2006	-	$-	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,039
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and									-
staff welfare reserves	-	-	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Sale of Series A
preferred stock	1,250,000	1,250	-	-	719,672	-	-	-	720,922
Deemed dividend	-	-	-	-	1,409,164	(1,409,164)	-	-	-
Issuance of shares in consideration for
the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-
Stock option expense	-	-	-	-	59,225		-		59,225
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008	-	-	-	-	-	5,712,910	-	-	5,712,910
Currency translation adjustment	-	-	-	-	-	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (Audited)	1,150,000	1,150	17,885,625	17,886	8,874,869	10,549,281	2,682,345	3,047,872	25,173,403
Imputed interest on note payable	-	-	-	-	26,602	-	-	-	26,602
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(438,532)	438,532	-	-
Net income for the six months ended June 30, 2009	-	-	-	-	-	2,117,902	-	-	2,117,902
Currency translation adjustment	-	-	-	-	-	-	-	(28,547)	(28,547)
Balance at June 30, 2009 (Unaudited)	1,150,000	$1,150	17,885,625	$17,886	$8,901,471	$12,228,651	$3,120,877	$3,019,325	$27,289,360

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$2,117,902	$1,644,822
Adjustmens to reconcile net income
to net cash provided by (used for) operating activities
Depreciation - cost of sales	196,446	192,238
Depreciation - operating expenses	39,057	37,778
Amortization of land use rights -cost of sales	68,595	-
Amortization of land use rights- operating expenses	19,077	18,403
Amortization of intangible assets	68,595	66,171
Stock option expense	-	59,225
Imputed interest	26,602	25,662
Loss on disposal of property and equipment	132	14,049
Changes in operating assets and liabilities
Accounts receivable, net	(1,587,533)	(353,033)
Other receivables and prepaid expenses	(285)	(25,772)
Inventories	523,541	988,031
Accounts payable and accrued liabilities	(99,880)	(110,896)
Taxes payable	(42,326)	(70,117)
Net cash provided by (used for) operating activities	1,329,923	2,486,561
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	-	2,570
Purchase of land use right	-	(7,255,081)
Deposit for purchase of land use rights and property and equipment	(2,930,600)	-
Amount due Guangdong Province, PRC in
connection with purchase of land use right	-	3,627,540
Net cash provided by (used for) investing activities	(2,930,600)	(3,624,971)
Cash Flows from Financing Activities
Sale of Series A preferred stock-net	-	500,000
Net cash provided by (used for) financing activities	-	500,000

Effect of exchange rate changes on cash and cash equivalents	(8,592)	694,767
Increase (decrease) in cash and cash equivalents	(1,609,269)	56,357

Cash and cash equivalents, beginning of period	4,398,897	509,901

Cash and cash equivalents, end of period	$2,789,628	$566,258

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$613,768	$102,763

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the periods ended June 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six months ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 3 - INVENTORIES

Inventories consist of:

	June 30,	December 31,
	2009	2008
Cactus stock	$2,131,711	$2,810,861
Other raw materials and work-in-process	224,478	49,826
Finished goods	496,905	515,948
Total	2,853,094	3,376,635
Less: allowance for market adjustments to inventories	-	-
Net	$2,853,094	$3,376,635

NOTE 4 – DEPOSIT FOR PURCHASE OF LAND USE RIGHTS AND PROPERTY AND EQUIPMENT

On March 25, 2009, Harbin Hainan Kangda entered into an Asset Purchase Agreement (the “Agreement”) with Qitaihe Kangwei T Biotechnology Co., Ltd. (“Seller”). Under the terms of the Agreement, the Company is to acquire (i) land use rights of state-owned land located in Shuguang Village of Xinxing District in Qitaihe City, covering an area of 49 thousand square meters, with the use life of 47 years and the development area of the first phase of 13 thousand square meters, (ii) housing ownership of 5,606.20 square meters in Shuguang Village of Xinxing District in Qitaihe City and (iii) fixed assets consisting of machinery, equipment and facilities (including equipment, information, file data, spare parts and office supplies) located on the acquired premises. The land use rights, housing ownership and fixed assets are collectively referred to as the “Assets”.

The purchase price for the Assets is 37,000,000 RMB ($5,421,610). The Company is to also pay transfer fees and taxes in connection with the registration of the sale of the Assets. The purchase price is to be paid in installments: 50% within 5 days of signing the Agreement, 10% upon Seller completing the handover procedure and the remaining 40% within 5 days of Seller’s completion of the registration of the sale in the land administration and other departments in the People’s Republic of China, which was expected to be completed within 90 days of the payment of the first installment of the purchase price. As of June 30, 2009, the Company has paid 20,000,000 RMB ($2,930,600) of the 37,000,000 RMB ($5,421,610) purchase price. The registration of the sale has not yet been completed.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 30,	December 31,
	2009	2008
Buildings	$2,925,354	$2,928,548
Plant equipment and machinery	4,649,548	4,654,625
Motor vehicles	289,270	289,586
Furniture and office equipment	11,156	13,817
Total	7,875,328	7,886,576
Less accumulated depreciation	(1,880,788)	(1,649,662)
Net	$5,994,540	$6,236,914

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30,	December 31,
	2009	2008
Patents and licenses	$1,372,986	$1,374,485
Total	1,372,986	1,374,485
Less accumulated amortization	(987,613)	(920,040)
Net	$385,373	$454,445

The expected amortization of the above intangible assets for each of the five succeeding fiscal years ending December 31, 2010, 2011, 2012, 2013, and 2014 is $137,152, $134,705, $44,940, $0, and $0, respectively.

NOTE 7 - LAND USE RIGHTS

Land use rights, net consist of:

	June 30,	December 31,
	2009	2008
Harbin Hainan Kangda	$8,015,887	$8,026,397
Taishan Kangda	872,082	873,035
Total	8,887,969	8,899,432
Less accumulated amortization	(379,857)	(289,941)
Net	$8,508,112	$8,609,491

The expected amortization of the above land use rights for each of the five succeeding fiscal years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $184,314.

NOTE 8 - NOTE PAYABLE

Note payable consists of:

	June 30,	December 31,
	2009	2008

Note payable to a financial institution, unsecured and due on demand.	$886,507	$887,475

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $26,602 and $25,662 for the six months ended June 30, 2009 and 2008, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

The Company also entered into a Registration Rights Agreement with the Investor, pursuant to which the Company was obligated to file and have declared effective by the SEC a registration statement registering the resale of the Shares and Common Stock issuable upon the Conversion of the Series A Preferred Stock and the exercise of the A Warrants and B Warrants. If the registration statement was not declared effective by the SEC by August 28, 2008, the Registration Rights Agreement provided for the Company to issue to the Investor as liquidated damages an additional 1,000 shares of Series A Preferred Stock for each day thereafter not declared effective (subject to a maximum of 250,000 shares). On October 17, 2008, the SEC declared effective the Company’s registration statement on Form S-1.

The Series A Preferred Stock has no voting or dividend rights, is entitled to a liquidation preference of $0.60 per share, and each share is convertible into one share of Company common stock at the option of the holder (adjustable to more shares if certain performance thresholds were not met for the six months ending June 30, 2008 or the year ending December 30, 2008).

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

NOTE 10 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $11,219,804 and $10,185,183 at June 30, 2009 and December 31, 2008, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

At June 30, 2009, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Six Months Ended June 30,
	2009	2008
Expected tax at 35%	$941,270	$679,359
Tax effect of unutilized losses of
US China Kangtai and BVI
China Kangtai	12,160	53,776

Tax effect of PRC income taxed
at lower rate	(381,988)	(436,930)

Actual provision for income taxes	$571,442	$296,205

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

NOTE 13 – SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products.  Substantially all of the Company’s identifiable assets at June 30, 2009 and December 31, 2008 were located in the PRC.  Net sales for the periods presented were all derived from PRC and Taiwan customers. During the six months ended June 30, 2009, two customers accounted for 15% and 14% of net sales respectively.

Net sales consisted of:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Finished goods	$5,875,795	$3,690,935	$8,600,915	$5,456,168
Cactus stock	$636,949	$1,319,985	$1,241,781	$2,320,248
Total	$6,512,744	$5,010,920	$9,842,696	$7,776,416

In the six months ended June 30, 2009 and 2008, the Company recorded provisions for returns and doubtful accounts (which has been included in general and administrative expenses in the accompanying statements of operations) of $949,384 and $134,615, respectively.

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

Consolidated Results of Operations

The three-month period ended June 30, 2009 as compared to the three months ended June 30, 2008

For the three months ended June 30, 2009, revenues increased by $1,501,824 or 30% to $6,512,744 from $5,010,920, in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that, the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others. In addition, the Company successfully launched two new products, cactus fish feed and cattle feed, in July 2008, which also contributed to the increase in sales.

For the three months ended June 30, 2009, cost of sales increased by $289,092 or 8.3% to $3,776,047 from $3,486,955, as compared to the corresponding period of the prior year. This increase was mainly due to an increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed.

Our gross profit for the three months period ended June 30, 2009 was $2,736,697 which increased by $1,212,732 or 79.6% from $1,523,965 for the same period last year. This increase was mainly attributable to the decrease in the cost of sales per unit as a result of increase in production and the effect of foreign currency translation adjustment.

For the three months ended June 30, 2009, operating expenses increase by $635,726, or approximately 239% to $901,175, as compared to $265,449 for the three months ended June 30, 2008.  The increase in operating expenses is mainly attributable to increase in general and administrative expenses as a result of an increase in fees paid to our legal and accounting professionals and the increase in turnover taxes as a result of increase in sales.

For the three months ended June 30, 2009, income before income taxes increased by $590,362 or 48%, to $1,822,110 from $1,231,748 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit. As a result, net income also increased by $385,648 or 37% to $1,423,954 from $1,038,306. This increase is due to the increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed and a reduction in cost of sales as a result of the measures taken by the management.

The six-month period ended June 30, 2009 as compared to the three months ended June 30, 2008

For the six months ended June 30, 2009, revenues increased by $2,066,280 or 26.6% to $9,842,696 from $7,776,416, in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that, the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others. In addition, the Company successfully launched two new products, cactus fish feed and cattle feed, in July 2008, which also contributed to the increase in sales.

For the six months ended June 30, 2009, cost of sales increased by $646,079 or 12.4% to $5,868,833 from $5,222,754, as compared to the corresponding period of the prior year. This increase was mainly due to an increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed.

Our gross profit for the six months period ended June 30, 2009 was $3,973,863 which increased by $1,420,201 or 55.6% from $2,553,662 for the same period last year. This increase was mainly attributable to the decrease in the cost of sales per unit as a result of increase in production and the effect of foreign currency translation adjustment.

For the six months ended June 30, 2009, operating expenses increase by $684,360, or approximately 119% to $1,257,811, as compared to $573,451 for the six months ended June 30, 2008.  The increase in operating expenses is mainly attributable to increase in general and administrative expenses as a result of an increase in fees paid to our legal and accounting professionals and the increase in turnover taxes as a result of increase in sales.

For the six months ended June 30, 2009, income before income taxes increased by $748,317 or 38.5%, to $2,689,344 from $1,941,027 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit. As a result, net income also increased by $473,080 or 28.8% to $2,117,902 from $1,644,822. This increase is due to the increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed and a reduction in cost of sales as a result of the measures taken by the management.

Liquidity and Capital Resources –June 30, 2009

Operating.  For the six months period ended June 30, 2009, the Company’s operations provided cash resources of $1,329,923 as compared to $2,486,561 for the six months period ended June 30, 2009, a decrease of cash provided by operating activities of $1,156,638, or 46.5%. The increase was mainly due to increase in accounts receivables during the first two quarters in 2009 compared to the same period last year.

Investing and financing.  For the six months period ended June 30, 2009, the Company used $2,930,600 in investment activities compared to $3,624,971 for the same period a year ago. The decrease was mainly attributable to costs associated with the acquisition of Qitaihe Kangwei biotechnology, Co., Ltd. in March of 2009.

For the six months period ended June 30, 2009, the Company did not generate any cash from financing activities, as compared to $500,000 for the same period ended June 30, 2008. The Company did not engage in any financing activities during the first two quarters in 2009 compared to the PIPEs financing transactions completed in March 2008 and July 16, 2008 whereby the company issued Series A preferred stock and two classes of warrants to T-Squared Investments, LLC.

The company had a cash position of $2,789,628 on June 30, 2009, an increase of $2,223,370, or 392.6% from $566,258 on June 30, 2008.

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

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: August 13, 2009	By:	/s/ JINJIANG WANG
JINJIANG WANG
President, Chief Executive Officer, Director and Principal Executive Officer

Date: August 13, 2009	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer