Form 10-Q
period 2009-09-30
China Kangtai Cactus Bio-tech, Inc.
filed 2009-11-23
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 19, 2009, the issuer had outstanding 18,842,684 shares of common stock, $0.001 par value.

Explanatory Note

The Company has determined that its financial statements being filed herein in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, as well as the accompanying condensed financial statement information for the year ended December 31, 2008, will require further corrections resulting from discussions of follow up correspondence received from the Commission on November 20, 2009.

In order for the Company to meet the extended filing due date of this quarterly report on Form 10-Q, management has elected to file this quarterly report with the intention of immediately amending this filing to reflect the corrections needed based on discussions with the Commission.

The corrections to be made will affect the following:

1.
The Company expects to correct the deemed dividends for the year ended December 31, 2008, to reflect higher deemed dividends based upon the re-examination of the accounting literature that governs, Emerging Issues Task Force Opinion (“EITF”) 98-5 as amended by EITF 00-27.

2.
Pursuant to EITF 07-05, the Company also expects to correct the financial statements for the three months and nine months ended September 30, 2009 to reflect an estimated liability for financial instruments consisting of preferred stock and warrants to purchase common stock classified within stockholders’ equity at December 31, 2008, that are required to be classified as liabilities effective January 1, 2009 and measured at fair value thereafter based upon these financial instruments containing characteristics of liabilities. To accomplish the corrections described in the preceding sentence, the Company expects to record a “cumulative effect adjustment” to remove these financial instruments from stockholders’ equity on January 1, 2009 as if these financial instruments were included in liabilities as of December 31, 2008. In addition, the Company expects to re-measure the estimated liability of the financial instruments at fair value at January 1, 2009 and also reflect that difference within a cumulative effect adjustment. Finally, the Company expects to re-measure this estimated liability at March 31, June 30, and September 30, 2009 and reflect as a charge in the Statement of Operations for the three months and nine months ended September 30, 2009, in the form of interest expense, the amount of the change in fair value of the estimated liability between January 1, 2009 and September 30, 2009.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited as restated-
		Note 16)
ASSETS
Current Assets
Cash and cash equivalents	$3,398,563	$4,398,897
Accounts receivable, net of reserve for allowances, and doubtful accounts of $1,466,800 and $979,700, respectively	3,201,832	3,869,985
Inventories	2,429,540	3,376,635
Other receivables and prepaid expenses	2,756	1,005
Total Current Assets	9,032,691	11,646,522

Property and Equipment, net	9,999,523	6,236,914

Other Assets
Land use rights, net	19,517,543	8,609,491
Intangible assets, net	351,445	454,445
Total Assets	$38,901,202	$26,947,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$216,216	$315,639
Payable to seller of land use rights	6,815,304	-
Note payable	887,414	887,475
Taxes payable	596,221	570,855
Total current liabilities	8,515,155	1,773,969

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 733,333 and 1,150,000 shares, respectively	733	1,150
Common stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 18,409,351 and 17,885,625 shares, respectively	18,410	17,886
Additional paid-in capital	8,319,035	8,247,115
Retained earnings
Appropriated	3,469,968	2,682,345
Unappropriated	15,529,152	11,177,035
Accumulated other comprehensive income	3,048,749	3,047,872
Total stockholders' equity	30,386,047	25,173,403
Total Liabilities and Stockholders' Equity	$38,901,202	$26,947,372

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited as restated-	(Unaudited)	(Unaudited as restated-
		Note 16)		Note 16)

Net Sales	$8,187,397	$6,184,685	$18,030,093	$13,961,101

Cost of Sales	(4,941,881)	(3,676,334)	(10,810,714)	(8,899,088)

Gross Profit	3,245,516	2,508,351	7,219,379	5,062,013

Operating Expenses
Selling expenses	71,625	136,214	129,569	211,273
General and administrative expenses	112,896	138,052	236,521	377,967
Provision for (reduction in) reserve for allowances, returns, and doubtful accounts	(492,206)	-	457,307	136,125
Depreciation	19,210	19,675	58,267	57,453
Amortization of land use rights	9,543	9,588	28,620	27,991
Amortization of intangible assets	34,311	34,475	102,906	100,646
Total operating expenses	(244,621)	338,004	1,013,190	911,455
Income from Operations	3,490,137	2,170,347	6,206,189	4,150,558

Other Income (Expenses)
Interest income	43	97	69	624
Imputed interest	(13,307)	(13,370)	(39,909)	(39,032)
Loss on disposal of property and equipment	-	(197)	(132)	(14,246)
Total Other Income (Expenses)	(13,264)	(13,470)	(39,972)	(52,654)
Income before Income Taxes	3,476,873	2,156,877	6,166,217	4,097,904
Income Tax Expense	(455,035)	(389,737)	(1,026,477)	(685,942)
Net Income	3,021,838	1,767,140	5,139,740	3,411,962
Deemed dividends relating to the beneficial conversion feature and the value of the warrants included in the sales of Series A preferred stock (as restated for the three months andnine months ended September 30, 2008)	-	(250,000)	-	(750,000)
Net income attributable to common stockholders (as restated for the three months and nine months ended September 30, 2008)	$3,021,838	$1,517,140	$5,139,740	$2,661,962
Net income per common share (as restated for the three months and nine months ended September 30, 2008)
Basic	$0.17	$0.09	$0.29	$0.15
Diluted	$0.15	$0.08	$0.27	$0.14

Weighted average number of common shares outstanding
Basic	18,030,492	17,739,625	17,933,914	17,739,625
Diluted	19,702,898	18,921,690	19,258,049	18,446,263

Comprehensive income:
Net income	$3,021,838	$1,767,140	$5,139,740	$3,411,962
Foreign currency translation adjustment	29,424	66,880	877	1,221,092
Total	$3,051,262	$1,834,020	$5,140,617	$4,633,054

See notes to consolidated financial statements.

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

					Additional	Unappropriated	Appropriated	Accumulated other
	Preferred Stock $0.001 par value		Common Stock $0.001 par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total
					( As restated for the year ended December 31, 2008- Note 16)				(As restated for the year ended December 31, 2008- Note 16)

Balance at December 31, 2006	-	$-	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,039
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and									-
staff welfare reserves	-	-	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Sale of Series A
preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividends (as restated- Note 16)	-	-	-	-	750,000	(750,000)	-		-
Issuance of shares in consideration for
the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-
Stock option expense (as restated- Note 16)	-	-	-	-	90,635		-		90,635
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008
(as restated- Note 16)	-	-	-	-	-	5,681,500	-	-	5,681,500
Currency translation adjustment	-	-	-	-	-	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (as restated- Note 16)	1,150,000	1,150	17,885,625	17,886	8,247,115	11,177,035	2,682,345	3,047,872	25,173,403
Imputed interest on note payable	-	-	-	-	39,909	-	-	-	39,909
Conversion of Series A preferred stock	(416,667)	(417)	416,667	417	-	-	-	-	-
Excerise of stock option	-	-	107,059	107	32,011	-	-	-	32,118
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(787,623)	787,623	-	-
Net income for the nine months ended September 30, 2009	-	-	-	-	-	5,139,740	-	-	5,139,740
Currency translation adjustment	-	-	-	-	-	-	-	877	877
Balance at September 30, 2009 (Unaudited)	733,333	$733	18,409,351	$18,410	$8,319,035	$15,529,152	$3,469,968	$3,048,749	$30,386,047

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited as restated - Note 16)
Cash Flows from Operating Activities
Net income	$5,139,740	$3,411,962
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation - cost of sales	294,709	292,932
Depreciation - operating expenses	58,267	57,453
Amortization of land use rights -cost of sales	109,635	-
Amortization of land use rights- operating expenses	28,620	27,991
Amortization of intangible assets	102,906	100,646
Provision for allowances, returns, and doubtful accounts	457,307	136,125
Stock option expense	-	59,225
Cashless exercise of stock option charged to operations	32,118	-
Imputed interest	39,909	39,032
Loss on disposal of property and equipment	132	14,246
Changes in operating assets and liabilities
Accounts receivable, net	211,148	(560,609)
Other receivables and prepaid expenses	(1,751)	18,209
Inventories	947,095	2,275,839
Accounts payable and accrued liabilities	(99,423)	(22,367)
Taxes payable	25,366	170,284
Net cash provided by (used for) operating activities	7,345,778	6,020,968
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	-	2,532
Purchases of land use rights	(4,224,870)	(7,255,081)
Purchases of property and equipment	(4,113,831)	-
Net cash provided by (used for) investing activities	(8,338,701)	(7,252,549)
Cash Flows from Financing Activities
Sale of Series A preferred stock-net	-	670,917
Net cash provided by (used for) financing activities	-	670,917

Effect of exchange rate changes on cash and cash equivalents	(7,411)	699,243
Increase (decrease) in cash and cash equivalents	(1,000,334)	138,579

Cash and cash equivalents, beginning of period	4,398,897	509,901

Cash and cash equivalents, end of period	$3,398,563	$648,480

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$962,714	$515,658

Schedule of non-cash investing and financing activities:
Acquisition of Taichan Baisa land use rights	$9,736,149	$-
less amount paid to September 30, 2009	(2,920,845)	-
Due seller at September 30, 2009	$6,815,304	$-

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K, as filed with the SEC on April 15, 2009.

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

In 2004, BVI China Kangtai acquired Harbin Hainan Kangda. In 2005, US China Kangtai acquired BVI China Kangtai.

On September 26, 2006, Harbin Hainan Kangda acquired a 100% equity interest in Guangdong Taishan Kangda Cactus Hygienical Food Co., Ltd. (“Taishan Kangda”), a PRC company with limited liability previously owned by two stockholders, for $1,475,000 in cash. Taishan Kangda grows and sells cactus.

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
SEPTEMBER 30, 2009
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, payable to seller of land use rights, note payable, and taxes payable. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments and based on interest rates of comparable instruments.

Foreign Currency Translation

The functional currency of US China Kangtai and BVI China Kangtai is the United States dollar. The functional currency of Harbin Hainan Kangda and Taishan Kangda is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Harbin Hainan Kangda and Taishan Kangda assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14668 and $0.14669 at September 30, 2009 and December 31, 2008, respectively). Harbin Hainan Kangda and Taishan Kangda revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14659 and $0.14337 for the nine months ended September 30, 2009 and 2008, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2009 and December 31, 2008 consist of cash on hand and demand deposit accounts with banks. The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. A reserve for allowances and doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Inventories

Inventories of cactus stock include trees and palms whose cost consists of seeds and an allocation of fertilizers, direct labor and overhead costs such as depreciation, rent, freight and fuel, among others. Inventories of cactus stock are stated at the lower of cost or market value, cost being calculated on the weighted average basis.

Other raw materials are stated at the lower of cost or market value, cost being determined on a first in, first out method.

Work in progress and finished goods are stated at the lower of cost or market value, cost being determined on a first in, first out method.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $73,295 and $132,412 for the nine months ended September 30, 2009 and 2008, respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to general and administrative expenses for the nine months ended September 30, 2009 and 2008 were $58,636 and $12,330, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation- Stock Compensation”.

In addition to requiring supplemental disclosures, FASB ASC 718, Compensation – Stock Compensation, addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144, promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one-year holding period.

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

Diluted net income per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible preferred stock) outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per common share are excluded from the calculation.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The following table provides a reconciliation of common shares used in the net income per basic share and net income per diluted share computations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares outstanding - basic	18,030,492	17,739,625	17,933,914	17,739,625
Series A convertible preferred stock	1,150,000	1,182,065	1,150,000	706,638
Incremental common shares from stock options
and warrants	522,406	-	174,135	-
Weighted average shares outstanding - diluted	19,702,898	18,921,690	19,258,049	18,446,263

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in net income per diluted share. Antidilutive common shares related to stock options and warrants excluded from the computation of net income per diluted share were approximately 3,577,594 and 4,100,000 for the three months ended September 30, 2009 and 2008, respectively, and were approximately 3,925,865 and 4,100,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

NOTE 4 - INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2009	2008
Cactus stock	$1,994,996	$2,810,861
Other raw materials and work-in-process	61,159	49,826
Finished goods	373,385	515,948
Total	2,429,540	3,376,635
Less: allowance for market adjustments to inventories	-	-
Net	$2,429,540	$3,376,635

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 5 – ACQUISITION OF LAND USE RIGHTS AND RELATED PROPERTY AND EQUIPMENT IN CURRENT PERIOD AND RELATED FINANCING

On March 25, 2009, Harbin Hainan Kangda entered into an Asset Purchase Agreement (the “Agreement”) with Qitaihe Kangwei Biotechnology Co., Ltd. (“Seller”). Under the terms of the Agreement, the Company was to acquire (i) land use rights of state-owned land located in Shuguang Village of Xinxing District in Qitaihe City, covering an area of 49 thousand square meters, with a use life of 43 years, (ii) housing ownership of 5,606.20 square meters in Shuguang Village of Xinxing District in Qitaihe City, HeiLongJiang Province and (iii) fixed assets consisting of machinery, equipment and facilities (including equipment, information, file data, spare parts and office supplies) located on the acquired premises. The land use rights, housing ownership and fixed assets are collectively referred to as the “Assets”.

The purchase price for the Assets was 37,000,000 RMB ($5,421,610). The Company was to also pay transfer fees and taxes in connection with the registration of the sale of the Assets. The purchase price was to be paid in installments: 50% within 5 days of signing the Agreement, 10% upon Seller completing the handover procedure and the remaining 40% within 5 days of Seller’s completion of the registration (“approval”) of the sale in the land administration and other departments in the People’s Republic of China, which was expected to be completed within 90 days of the payment of the first installment of the purchase price. As of September 30, 2009, the Company has paid the 37,000,000 RMB ($5,421,610) purchase price. The registration of the sale was completed on October 8, 2009 and amortization of the portion of the price attributed to the land use rights of 8,936,484 RMB ($1,309,999) and the related property and equipment of 28,063,516 RMB ($4,113,831) will begin to be charged to operations.

On August 25, 2009, Harbin Hainan Kangda entered into an Asset Purchase Agreement (the “Agreement”) with the Local Government of Baisha Town, Taishan City, Guangdong Province (“Seller”). Under the terms of the Agreement, the Company was to acquire land use rights of state-owned land located in Langbei Village, Baisha Town covering an area of 181,854 square meters, with a useful life of 50 years starting from the issue date of the land use right certificate.

The purchase price for the Taishan Basha land use rights was 66,376,800 RMB ($9,736,149). The Company was to also pay transfer fees and taxes in connection with the registration of the sale of the land use rights. The purchase price was to be paid in installments: 30% within 30 days of signing the Agreement, and the remainder due to the Seller upon completing the handover procedure including completion of the registration (“approval”) of the sale in the land administration and other departments in the People’s Republic of China, which is expected to be completed in December 2009. The Company paid the initial 30% installment of 19,913,040 RMB ($2,920,845) to the Seller on September 17, 2009, leaving a remaining balance due of 46,463,760 RMB ($6,815,304) in unpaid Payable to Seller of land use rights at September 30, 2009 to be paid to the Seller upon receipt of approvals. These land use rights will be considered placed in service and amortization of this cost will begin to be charged to operations commencing December 2009 upon receipt of PRC approvals by the Company.

Below is a summary of the land use rights and related property and equipment acquired in the current period and the related financing:

	Taishan Baisha		Qitaihe		Total
	RMB	Dollars	RMB	Dollars	RMB	Dollars
Land use rights	66,376,800	$9,736,149	8,936,484	$1,309,999	75,313,284	$11,046,148
Building	-	-	22,596,862	3,314,311	22,596,862	3,314,311
Equipment	-	-	5,343,575	783,748	5,343,575	783,748
Other	-	-	123,079	18,034	123,079	18,034
Total	66,376,800	9,736,149	37,000,000	5,426,092	103,376,800	15,162,241
Less, cash paid during period	19,913,040	2,920,845	37,000,000	5,426,092	56,913,040	8,346,937
Unpaid payable to Seller at September 30, 2009	46,463,760	$6,815,304	-	$-	46,463,760	$6,815,304

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	September 30,	December 31,
	2009	2008
Buildings:
Already in service	$2,928,548	$2,928,548
Placed in service in October
2009 after PRC approval
(Note 5)	3,314,311	-
Subtotal	6,242,859	2,928,548
Plant equipment and machinery	5,438,103	4,654,625
Motor vehicles	307,620	289,586
Furniture and office equipment	11,167	13,817
Total	11,999,749	7,886,576
Less accumulated depreciation	(2,000,226)	(1,649,662)
Net	$9,999,523	$6,236,914

NOTE 7 - LAND USE RIGHTS

Land use rights, net consist of:

	September 30, 2009	December 31, 2008
Harbin Hainan Kangda
Already in service	$8,026,797	$8,026,397
To be placed in service after PRC approval expected in December 31, 2009 (Note 5)	11,046,010	-
	19,072,807	8,026,397
Taishan Kangda	873,003	873,035
Total	19,945,810	8,899,432
Less accumulated amortization	(428,267)	(289,941)
Net	$19,517,543	$8,609,491

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The expected amortization of the above land use rights for each of the five succeeding fiscal years ending December 31, and in the aggregate, are as follows:

Period ending December 31,	Amount
3 months 2009	$115,957
Years:
2010	463,829
2011	463,829
2012	463,829
2013	463,829
2014	463,829
Thereafter	17,082,441
Total	$19,517,543

NOTE 8 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	September 30,	December 31,
	2009	2008
Patents and licenses	$1,374,392	$1,374,485
Total	1,374,392	1,374,485
Less accumulated amortization	(1,022,947)	(920,040)
Net	$351,445	$454,445

The expected amortization of the above intangible assets for each of the five succeeding fiscal years ending December 31, and in the aggregate, are as follows:

Period ending December 31,	Amount
3 months 2009	$34,518
Years:
2010	137,208
2011	134,760
2012	44,959
2013	-
2014	-
Total	$351,445

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 9 - NOTE PAYABLE

Note payable consists of:

	September 30,	December 31,
	2009	2008

Note payable to a financial institution, unsecured and due on demand.	$887,414	$887,475

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $39,909 and $39,032 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 10 - SERIES A CONVERTIBLE PREFERRED STOCK

On March 21, 2008, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with T Squared Investments LLC (the “Investor”) to sell in a private placement to the Investor for an aggregate purchase price of $500,000, (i) 833,333 shares of the Company’s newly designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) for $0.60 per share (the “Shares”), (ii) warrants to purchase up to 1,250,000 shares of Company common stock exercisable for a period of three years at an exercise price of $0.75 per share (the “A Warrants”) or an aggregate exercise price of $937,500 if all of the A Warrants were exercised, and (iii) warrants to purchase up to 1,500,000 shares of Company common stock exercisable for a period of three years at an exercise price of $1.00 per share (the “B Warrants”), or an aggregate exercise price of $1,500,000 if all the B Warrants were exercised. The Company issued the Shares, the A Warrants and B Warrants on the same day. Westernking Financial Service acted as the sole placement agent in the transaction for a fee of $30,000 (6% of the gross proceeds).

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

The Series A Preferred Stock has no voting or dividend rights, is entitled to a liquidation preference of $0.60 per share, and each share is convertible into one share of Company common stock at the option of the holder (which was adjustable to more shares if certain “defined EPS” performance thresholds were not met for the six months ended September 30, 2008 or the year ended December 31, 2008; however, the performance thresholds were met).

The Company recorded as a $500,000 deemed dividend and as a $500,000 increase in additional paid-in capital based upon the total of $1,394,000 of the intrinsic value of the beneficial conversion feature ($428,500) and the estimated fair value of the A Warrants ($477,250) and the B Warrants ($488,250),which recording is limited to the gross actual proceeds ($500,000) pursuant to Emerging Issues Task Force Consensus (“EITF”) No. 98-5 as amended by EITF No. 00-27. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.75 per share, exercise price of $0.75 per share for the A warrants, exercise price of $1.00 per share for the B warrants, term of 3 years, expected volatility of 74%, and risk-free interest rate of 4%.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

On July 16, 2008, the Company sold the Investor, for an aggregate purchase price of $250,000, an additional 416,667 shares of Series A Preferred Stock, warrants to purchase up to 500,000 shares of Company common stock exercisable for a period of three years at an exercise price of $0.9375 per share, and warrants to purchase up to 600,000 shares of Company common stock exercisable for a period of three years at an exercise price of $1.25 per share. The Company recorded as a $250,000 deemed dividend and as a $250,000 increase in additional paid-in capital, based upon the total of $442,155 of the intrinsic value of the beneficial conversion feature ($160,875) and the estimated fair value of the warrants ($281,580), which recording is limited to the gross actual proceeds ($250,000) pursuant to Emerging Issues Task Force Consensus (“EITF”) No. 98-5 as amended by EITF No. 00-27. The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.689 per share, exercise prices of $0.9375 and $1.25 per share, term of 3 years, expected volatility of 71.4%, and risk-free interest rate of 4%.

On October 27, 2008, the Company issued 100,000 shares of common stock to the Investor for the conversion of 100,000 shares of Series A Preferred Stock. On September 10, 2009, the Company issued 416,667 shares of common stock to the Investor for the conversion of 416,667 shares of Series A Preferred Stock.

NOTE 11 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

A summary of stock option and warrant activity for the year ended December 31, 2008 and for the nine months ended September 30, 2009 follows:

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-
Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	400,000	3,850,000
Granted and issued	-	-
Exercised	(107,059)	-
Forfeited/expired/cancelled	(42,941)	-
Outstanding at September 30, 2009	250,000	3,850,000

Stock options outstanding at September 30, 2009 and December 31, 2008 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date

March 10, 2008	250,000	250,000	$1.00	March 10, 2012

Total	250,000	250,000

The 400,000 stock options granted in 2008 were all issued to the Company’s law firm for services rendered.

On March 10, 2008, the Company granted 250,000 options to the law firm, all immediately exercisable at $1.00 per share to March 10, 2012, and expensed the $59,225 fair value of these options at March 10, 2008 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.41 per share, exercise price of $1.00 per share, term of 4 years, expected volatility of 100%, and risk-free interest rate of 4%.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

On December 31, 2008, the Company granted 150,000 options to the law firm, all immediately exercisable at $0.30 per share to December 31, 2012. The Company failed to include this transaction in the previously filed Form 10-K for the year ended December 31, 2008, but has restated the December 31, 2008 balances in this Form 10-Q to recognize an expense for the $31,410 fair value of these options at December 31, 2008 and for the year then ended (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.29 per share, exercise price of $0.30 per share, term of 4 years, expected volatility of 107%, and risk-free interest rate of 2%. In July 2009, pursuant to a cashless exercise amendment, 107,059 options were converted into 107,059 shares of common stock and the remaining 42,941 options were cancelled. During the nine months ended September 30, 2009, the Company expensed the $32,118 exercise amount relating to the 107,059 shares.

Warrants outstanding at September 30, 2009 and December 31, 2008 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date

March 21, 2008	1,250,000	1,250,000	$0.75	March 21, 2011
March 21, 2008	1,500,000	1,500,000	$1.00	March 21, 2011
July 16, 2008	500,000	500,000	$0.9375	July 16, 2011
July 16, 2008	600,000	600,000	$1.25	July 16, 2011

Total	3,850,000	3,850,000

NOTE 12 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $11,656,524 and $10,185,183 at September 30, 2009 and December 31, 2008, respectively.

NOTE 13 - INCOME TAXES

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in 2009 and 2008 since US China Kangtai had taxable losses in those periods.

At September 30, 2009, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

BVI China Kangtai was incorporated in the BVI and is not subject to tax on income or on capital gains.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine Months Ended September 30,
	2009	2008

Expected tax at 35%	$2,158,176	$1,434,266
Tax effect of unutilized losses of
US China Kangtai and BVI China Kangtai	12,171	77,837

Tax effect of PRC income taxed at lower rate	(1,143,870)	(826,161)

Actual provision for income taxes	$1,026,477	$685,942

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 15 – SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products.  Substantially all of the Company’s identifiable assets at September 30, 2009 and December 31, 2008 were located in the PRC.  Net sales for the periods presented were all derived from PRC and Taiwan customers. During the nine months ended September 30, 2009, two customers accounted for 17% and 15% of net sales, respectively.

Net sales consisted of:
	Three months ended September 30,		Nine months ended September 30,
	20009	2008	20009	2008

Finished goods	$7,208,086	$5,329,127	$15,858,087	$10,785,295
Cactus stock	937,326	855,558	2,130,021	3,175,806
Other	41,985	-	41,985	-
Total	$8,187,397	$6,184,685	$18,030,093	$13,961,101

NOTE 16 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company expects to restate its consolidated financial statements at December 31, 2008 and for the year then ended (which were previously included in the Company’s Form 10-K filed with the SEC on April 15, 2009) in order to (1) correct errors relating to the accounting for deemed dividends from the sales of convertible preferred stock and warrants on March 21, 2008 and July 16, 2008 (see Note 10) and (2) correct for the non-accounting for the grant of 150,000 stock options to the Company’s law firm on December 31, 2008 (see Note 11).

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2008 follows:

	As
	Previously			As
	Reported		Adjustments	Restated

Total assets	$26,947,372		$-	$26,947,372

Total liabilities	$1,773,969		$-	$1,773,969

Stockholders' equity:
Preferred stock, $0.001 par value	1,150		-	1,150
Common stock, $0.001 par value	17,886		-	17,886
Additional paid-in capital	8,874,869	(1)	(659,164)	8,247,115
		(2)	31,410
Retained earnings:
Appropriated	2,682,345		-	2,682,345
Unappropriated	10,549,281	(1)	659,164	11,177,035
		(2)	(31,410)
Accumulated other comprehensive income	3,047,872		-	3,047,872

Total stockholders' equity	25,173,403		-	25,173,403

Total liabilities and stockholders' equity	$26,947,372		$-	$26,947,372

(1) Deemed dividends are limited to gross proceeds received from sales of units of Series A Convertible Preferred Stock and A and B warrants.
(2) To record the 150,000 stock options issued to the Company’s law firm on December 31, 2008.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The effect of the restatement adjustments on the consolidated statement of operations for the nine months ended September 30, 2008 follows:

	As
	Previously			As
	Reported		Adjustments	Restated

Net income	$3,411,962		$-	$3,411,962

Deemed dividends relating to the beneficial conversion feature and the value of the warrants included in the sales of Series A preferred stock	(1,409,164	)(1)	659,164	(750,000)

Net income attributable to common stockholders	$2,002,798		$659,164	$2,661,962

Net income per common share:
Basic	$0.11		$0.04	$0.15
Diluted	$0.11		$0.03	$0.14

NOTE 17-SUBSEQUENT EVENTS

On October 22, 2009, the Company issued 433,333 shares of common stock to the Investor for the conversion of 433,333 shares of Series A Preferred Stock.

On  November 15, 2009, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with Seaside 88, LP (“ Seaside”),  relating to the offering and sale of up to 2,100,000 shares of Company common stock. Subject to the limitations and qualifications set forth therein, the Agreement requires the Company to issue and sell, and Seaside to purchase, up to 150,000 shares of common stock once every two weeks, subject to the satisfaction of customary closing conditions. At the initial closing and at each subsequent closing, on each 14th day thereafter for twenty-six (26) weeks, the offing price of the Common stock will equal 87% of the volume weighted average trading price of the Common Stock for the ten consecutive trading days immediately preceding each subsequent closing date. If, with respect to any subsequent closing, the volume weighted average trading price of the Common Stock for the three trading days  immediately prior to such closing is below $1.25 per share, then the particular subsequent closing will not occur and the aggregate number of Shares to be purchased shall be reduced by 150,000 shares of Common Stock, The Agreement provides that the Company may, at its sole discretion, upon thirty (30) days’ prior written notice to Seaside, terminate the Agreement after the fifth subsequent closing. The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing. The Agreement may be terminated by Seaside, by written notice to the Company, if the initial closing has not been consummated on or before March 31, 2010, provided, however, if the Company receives comments from the Securities and Exchange Commission on the registration statement covering the sale to Seaside, or the resale by Seaside, of the Shares, this date shall be extended until April 30, 2010.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of the date of the filing of this Form 10-Q and the Company undertakes no responsibility to update these forward-looking statements.

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

Consolidated Results of Operations

The three-month period ended September 30, 2009 as compared to the three months ended September 30, 2008

For the three months ended September 30, 2009, revenues increased by $2,002,712 or 32% to $8,187,397 from $6,184,685, in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that, the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others. In addition, the Company successfully launched two new products, cactus fish feed and cattle feed, in July 2008, which also contributed to the increase in sales.

For the three months ended September 30, 2009, cost of sales increased by $1,262,547 or 34% to $4,941,881 from $3,676,334, as compared to the corresponding period of the prior year. This increase was mainly due to an increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed.

Our gross profit for the three months period ended September 30, 2009 was $3,245,516 which increased by $737,165 or 29% from $2,508,351 for the same period last year. This increase was mainly attributable to the sales increase of $2,002,712.

For the three months ended September 30, 2009, operating expenses decrease by $582,625, or approximately 172% to $(244,621), as compared to $338,004 for the three months ended September 30, 2008.  The decrease in operating expenses is mainly attributable to the reduction in reserve for allowances and doubtful accounts of $492,206 during the three months ended September 30, 2009 compared to no reduction or provisions during the three months ended September 30, 2008. In addition to the $492,206 reduction there were also decreases in “Selling Expenses” of $64,589 and “General and Administrative Expenses” of $25,159 in the current period compared to the prior fiscal 3 months.

For the three months ended September 30, 2009, income before income taxes increased by $1,319,996 or 61%, to $3,476,873 from $2,156,877 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit based on the increased sales. As a result, net income also increased by $1,254,698 or 71% to $3,021,838 from $1,767,140. This increase is due to the increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed.

The nine month period ended September 30, 2009 as compared to the nine months ended September 30, 2008

For the nine months ended September 30, 2009, revenues increased by $4,068,992 or 29% to $18,030,093 from $13,961,101, in the corresponding period of the prior year.  The increase in revenues was attributable to the fact that, the Company is continuing to expand its productions and distribution, and its products are better accepted by the Chinese market customers. These products include Cactus Protein Nutrient, Cactus Calcium Peptide Soft Capsule and Cactus Shuxin Capsule, among others. In addition, the Company successfully launched two new products, cactus fish feed and cattle feed, in July 2008, which also contributed to the increase in sales.

For the nine months ended September 30, 2009, cost of sales increased by $1,911,626 or 21% to $10,810,714 from $8,899,088, as compared to the corresponding period of the prior year. This increase was mainly due to an increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed.

Our gross profit for the nine months period ended September 30, 2009 was $7,219,379 which increased by $2,157,366 or 43% from $5,062,013 for the same period last year. This increase was mainly attributable to the increase in sales in the current period.

For the nine months ended September 30, 2009, operating expenses increase by $101,735, or approximately 11% to $1,013,190, as compared to $911,455 for the nine months ended September 30, 2008.  The increase in operating expenses is mainly attributable to increase in the provision for reserve for allowances and doubtful accounts of $321,182 in the current period, and an increase in current period amortization and depreciation of $8,730 attributed to acquisition of land use rights placed in service in 2008 and, offset by reduced current period’s selling expenses of $84,704 and general and administrative expenses of $141,446.

For the nine months ended September 30, 2009, income before income taxes increased by $2,068,313 or 50%, to $6,166,217 from $4,097,904 for the corresponding period of the prior year. The increase was primarily due to the increase in gross profit. As a result, net income also increased by $1,727,778 or 51% to $5,139,740 from $3,411,962. This increase is due to the increase in gross profit based on the increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed, nominally offset by an increase in income tax expense attributable to the increase in income before those taxes because of the sales increase.

Liquidity and Capital Resources –June 30, 2009

Operating.  For the nine months period ended September 30, 2009, the Company’s operations provided cash resources of $7,345,778 as compared to $6,020,968 for the nine months period ended September 30, 2009, an increase of cash provided by operating activities of $1,342,810, or 22%. The increase was mainly due to increased net income during the nine months ended September 30, 2009 compared to the same period last year attributable to increased gross profit on increased sales, offset by increased income tax expense based on the impact of those sales on income before income taxes.

Investing and financing.  For the nine months period ended September 30, 2009, the Company used $8,338,701 in investment activities compared to $7,252,549 for the same period a year ago. The increase was mainly attributable to costs associated with the acquisition of land use rights and related property and equipment in Taishan Baisha and Qitaihe in March of 2009 and August of 2009.

For the nine months period ended September 30, 2009, the Company did not generate any cash from financing activities, as compared to $670,917 for the same period ended September 30, 2008. The Company did not engage in any financing activities during the first three quarters in 2009 compared to the PIPEs financing transactions completed in March 2008 and July 16, 2008 whereby the company issued Series A preferred stock and two classes of warrants to T-Squared Investments, LLC.

The company had a cash position of $3,398,563 on September 30, 2009, an increase of $2,750,083, or 424% from $648,480 on September 30, 2008.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: November 20, 2009	By:	/s/ JINJIANG WANG
JINJIANG WANG
President, Chief Executive Officer, Director and Principal Executive Officer

Date: November 20, 2009	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer