Form 10-K/A
period 2008-12-31
China Kangtai Cactus Bio-tech, Inc.
filed 2009-12-24
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
To
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

EXPLANATORY NOTE

The Company has restated in this Form 10-K/A its consolidated financial statements at December 31, 2008 and for the year then ended (which were previously included in the Company's Form 10-K filed with the SEC on April 15, 2009) in order to (1) correct errors relating to the accounting for deemed dividends from the sales of convertible preferred stock and warrants on March 21, 2008 and July 16, 2008 and (2) correct for the non-accounting for the grant of 150,000 stock options to the Company's law firm on December 31, 2008.

The restatement adjustments resulted in a $1,055,004 increase in net income attributable to common stockholders (From $4,303,746 to $5,358,750) in 2008. The restatement adjustments had no effect on total stockholders' equity at December 31, 2008. See Note 14 to the consolidated Financial Statements.

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

General and Administrative Expenses

For the fiscal year ended December 31, 2008, general and administrative expenses decreased by $471,480 or 40.9% to $680,054 from $1,151,534 as compared to the prior year. The decrease is primarily due to a decrease in outstanding accounts receivables and a decrease in the provision for doubtful accounts in 2008 as a result of the enhancement of our policy on collections.

Total Operating Expenses

For the fiscal year ended December 31, 2008, operating expenses decreased by $481,074, or 29.0% from $1,661,113 to $1,180,039, as compared to the prior year. The decrease is mainly attributable to a decrease in the provision for doubtful accounts for reasons discussed above.

Net Income

For the fiscal year ended December 31, 2008, the net income increased by $3,381,800 or 147.1% to $5,681,500 from $2,299,700 as compared to the prior year. The increase mainly resulted from rapid growth in the sales of the Company’s products, the addition of cactus feed as a new product and the reduction in the operating expenses.

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

The Company’s operations for the year ended December 31, 2008 resulted in comprehensive income of $6,990,746. The Company has funded its cash needs from revenue.

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

Date: December 24, 2009

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer

Date: December 24, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Date: December 24, 2009

By:	/s/ Chengzhi Wang	General Manager and a Director
Date: December 24, 2009

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer
Date: December 24, 2009

By:	/s/ Jiping Wang	Director
Date: December 24, 2009

By:	/s/ Song Yang	Director
Date: December 24, 2009

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

As discussed in Note 14 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended December 31, 2008.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
April 10, 2009 (except as to Notes 8, 11, and 14, which are as of December 15, 2009)

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$4,398,897	$509,901
Accounts receivable, net of allowance for returns and doubtful accounts of $979,700 and $838,736, respectively	3,869,985	4,036,169
Inventories	3,376,635	6,093,955
Other receivables and prepaid expenses	1,005	20,237
Total Current Assets	11,646,522	10,660,262

Property and Equipment, net	6,236,914	6,290,330

Other Assets
Intangible assets, net	454,445	553,038
Land use rights, net	8,609,491	1,290,141
Total Assets	$26,947,372	$18,793,771

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$315,639	$353,091
Note payable	887,475	829,437
Taxes payable	570,855	319,149
Total current liabilities	1,773,969	1,501,677

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 1,150,000 and 0 shares, respectively	1,150	-
Common stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 17,885,625 and 17,739,625 shares, respectively	17,886	17,740
Additional paid-in capital (as restated at December 31, 2008 - Note 14)	7,819,865	6,607,848
Retained earnings
Appropriated	2,682,345	1,844,937
Unappropriated (as restated at December 31, 2008 - Note 14)	11,604,285	7,082,943
Accumulated other comprehensive income	3,047,872	1,738,626
Total stockholders' equity	25,173,403	17,292,094
Total Liabilities and Stockholders' Equity	$26,947,372	$18,793,771

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Year Ended December 31,
	2008	2007
	(As restated - Note 14)

Net Sales	$20,300,583	$14,240,655

Cost of Sales	(12,307,303)	(9,629,251)

Gross Profit	7,993,280	4,611,404

Operating Expenses
Selling expenses	214,285	279,303
General and administrative expenses (as restated in 2008 - Note 14)	680,054	1,151,534
Depreciation	77,015	70,589
Amortization of land use rights	73,761	35,983
Amortization of intangible assets	134,924	123,704
Total operating expenses	1,180,039	1,661,113
Income from Operations	6,813,241	2,950,291

Other Income (Expenses)
Interest income	838	603
Imputed interest	(52,326)	(47,796)
Loss on disposal of property and equipment	(14,323)	-
Other income (expense) - net	-	(171)
Total Other Income (Expenses)	(65,811)	(47,364)
Income before Income Taxes (as restated in 2008 - Note 14)	6,747,430	2,902,927
Income Tax Expense	(1,065,930)	(603,227)
Net Income (as restated in 2008 - Note 14)	5,681,500	2,299,700
Deemed dividends relating to the beneficial conversion feature included in the sales of the
Series A preferred stock and warrants (as restated in 2008 - Note 14)	(322,750)	-
Net income attributable to common stockholders (as restated in 2008 - Note 14)	$5,358,750	$2,299,700
Net income per common share
Basic (as restated in 2008 - Note 14)	$0.30	$0.13
Diluted (as restated in 2008 - Note 14)	$0.29	$0.13

Weighted average number of common shares outstanding
Basic	17,767,461	17,739,625
Diluted	18,597,561	17,739,625

Comprehensive income:
Net income (as restated in 2008 - Note 14)	$5,681,500	$2,299,700
Foreign currency translation adjustment	1,309,246	1,047,589
Total	$6,990,746	$3,347,289

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Preferred Stock $0.001 par		Common Stock $0.001 par		Additional	Unappropriated	Appropriated	Accumulated other
	value		value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total
					(as restated in 2008 - Note 14)				(as restated in 2008 - Note 14)
Balance at December 31, 2006	-	$-	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,03939
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Sale of Series A preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividends (as restated in 2008 - Note 14)	-	-	-	-	322,750	(322,750)	-		-
Issuance of shares in consideration for the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A Preferred Stock	(100,000)	(100)	100,000	100	-	-	-	-	-
Stock option expense (as restated - Note 14)	-	-	-	-	90,635		-		90,635
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008 (as restated - Note 14)	-	-	-	-	-	5,681,500	-	-	5,681,500
Currency translation adjustment	-	-	-	-	-	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (as restated - Note 14)	1,150,000	$1,150	17,885,625	$17,886	$7,819,865	$11,604,285	$2,682,345	$3,047,872	$25,173,403

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended December 31,
	2008	2007

Cash Flows from Operating Activities
Net income (as restated for 2008 - Note 14)	$5,681,500	$2,299,700
Adjustmens to reconcile net income to net cash provided by (used for) operating activities
Depreciation - cost of sales	408,351	143,937
Depreciation - operating expenses	77,015	70,589
Amortization of land use rights	73,761	35,983
Amortization of intangible assets	134,924	123,704
Issuance of shares in consideration for the waiver of liquidated damages	26,680	-
Stock option expense (as restated for 2008 - Note 14)	90,635	-
Imputed interest	52,326	47,796
Loss on disposal of property and equipment	14,323	-
Changes in operating assets and liabilities
Accounts receivable, net	166,184	(2,258,662)
Accounts receivable - related party	-	1,924
Other receivables and prepaid expenses	19,232	4,073
Inventories	2,717,320	1,288,489
Accounts payable and accrued liabilities	(37,452)	131,640
Taxes payable	251,706	240,813
Net cash provided by (used for) operating activities	9,676,505	2,129,986
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	2,546	-
Purchase of property and equipment	-	(2,631,017)
Purchase of land use right	(7,186,778)	-
Net cash provided by (used for) investing activities	(7,184,232)	(2,631,017)
Cash Flows from Financing Activities
Note payable	-	53,524
Sale of Series A preferred stock-net	720,922	-
Net cash provided by (used for) financing activities	720,922	53,524

Effect of exchange rate on cash	675,801	505,472
Increase (decrease) in cash and cash equivalents	3,888,996	57,965

Cash and cash equivalents, beginning of period	509,901	451,936

Cash and cash equivalents, end of period	$4,398,897	$509,901

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$814,224	$610,792

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The Series A Preferred Stock has no voting or dividend rights, is entitled to a liquidation preference of $0.60 per share, and each share is convertible into one share of Company common stock at the option of the holder (which was adjustable to more shares if certain “defined EPS” performance thresholds were not met for the six months ended September 30, 2008 or the year ended December 31, 2008; however, the performance thresholds were met). In addition, the Investor had the right to participate in any subsequent funding by the Company on a pro-rata basis at 100% of the offering price for a three month period following the closing. In addition, the conversion price of the Series A Preferred Stock and the exercise price of the warrants is to be reduced in the event of any stock splits or stock dividends or in the event that the Company sells, grants, or issues any shares, options, warrants, or any convertible instrument at a price below the $0.60 current conversion price of the Series A Preferred Stock or the current exercise prices of the warrants.

The Company recorded as a $196,500 deemed dividend and as a $196,500 increase in additional paid-in capital the beneficial conversion feature allocated to the convertible preferred stock only ($196,500) based on a relative allocation of the fair values of the convertible preferred stock ($625,000), the A warrants ($477,250) and the B warrants ($488,250) to the gross actual proceeds received ($500,000). The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.75 per share, exercise price of $0.75 per share for the A warrants, exercise price of $1.00 per share for the B warrants, term of 3 years, expected volatility of 74%, and risk-free interest rate of 4%.

On July 16, 2008, the Company sold the Investor, for an aggregate purchase price of $250,000, an additional 416,667 shares of Series A Preferred Stock, warrants to purchase up to 500,000 shares of Company common stock exercisable for a period of three years at an exercise price of $0.9375 per share, and warrants to purchase up to 600,000 shares of Company common stock exercisable for a period of three years at an exercise prices of $1.25 per share. The Company recorded as a $126,250 deemed dividend and as a $126,250 increase in additional paid-in capital, the beneficial conversion feature allocated to the convertible preferred stock only ($126,250) based on a relative allocation of the fair values of the convertible preferred stock ($287,083) and the warrants ($281,580) to the gross actual proceeds received ($250,000). The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.689 per share, exercise prices of $0.9375 and $1.25 per share, term of 3 years, expected volatility of 71.4%, and risk-free interest rate of 4%.

Below is a summary of the deemed dividends for the year ended December 31, 2008:

March 21, 2008	$196,500
July 16, 2008	126,250
Total	$322,750

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

	Year Ended
	December 31,
	2008	2007
Expected tax at 35% (as restated in 2008 - Note 14)	$2,361,601	$1,016,024
Tax effect of unutilized losses of USA China Kangtai; BVI China Kangtai; and Taishan Kangda (as restated in 2008 - Note 14)	143,313	75,109
Tax effect of PRC income taxed at lower rate	(1,438,984)	(487,906)
Acutal provision for income taxes	$1,065,930	$603,227

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 11 – Stock Options and Warrants to Purchase Common Stock

A summary of stock option and warrant activity for the year ended December 31, 2008 follows:

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-
Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	400,000	3,850,000

Stock options outstanding at December 31, 2008 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

March 10, 2008	250,000	250,000	$1.00	March 10, 2012
December 31, 2008	150,000	150,000	$0.30	December 31, 2012
Total	400,000	400,000

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

On December 31, 2008, the Company granted 150,000 options to the law firm, all immediately exercisable at $0.30 per share to December 31, 2012. The Company failed to include this transaction in the previously filed Form 10-K for the year ended December 31, 2008, but has restated  the December 31, 2008 balances in this Form 10-K/A to recognize an expense for the $31,410 fair value of these options at December 31, 2008 and for the year then ended (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.29 per share, exercise price of $0.30 per share, term of 4 years, expected volatility of 107%, and risk-free interest rate of 2%.

Warrants outstanding at December 31, 2008 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

March 21, 2008	1,250,000	1,250,000	$0.75	March 21, 2011
March 21, 2008	1,500,000	1,500,000	$1.00	March 21, 2011
July 16, 2008	500,000	500,000	$0.9375	July 16, 2011
July 16, 2008	600,000	600,000	$1.25	July 16, 2011

Total	3,850,000	3,850,000

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 12.   Segment Information

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

Note 13.   Subsequent Event

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 14 – Restatement of Previously Issued Financial Statements

The Company has restated in this Form 10-K/A its consolidated financial statements at December 31, 2008 and for the year then ended (which were previously included in the Company’s Form 10-K filed with the SEC on April 15, 2009) in order to (1) correct errors relating to the accounting for deemed dividends from the sales of convertible preferred stock and warrants on March 21, 2008 and July 16, 2008 (see Note 8) and (2) correct for the non-accounting for the grant of 150,000 stock options to the Company’s law firm on December 31, 2008 (see Note 11).

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2008 follows:

	As
	Previously		As
	Reported	Adjustments	Restated

Total assets	$26,947,372	$-	$26,947,372

Total liabilities	$1,773,969	$-	$1,773,969

Stockholders’ equity:
Preferred stock, $0.001 par value	1,150	-	1,150
Common stock, $0.001 par value	17,886	-	17,886
Additional paid-in capital	8,874,869	(1) (1,086,414)	7,819,865
		(2) 31,410
Retained earnings:
Appropriated	2,682,345	-	2,682,345
Unappropriated	10,549,281	(1) 1,086,414	11,604,285
		(2) (31,410)
Accumulated other comprehensive income	3,047,872	-	3,047,872

Total stockholders’ equity	25,173,403	-	25,173,403

Total liabilities and stockholder’ equity	$26,947,372	$-	$26,947,372

(1) To decrease the deemed dividends relating to the sales of units of Series A Convertible Preferred Stock and A and B warrants from $1,409,164 to $322,750.
(2) To record the 150,000 stock options issued to the Company’s law firm on December 31, 2008 (see Note 11).

The effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2008 follows:

	As Previously Reported	Adjustments	As Restated

Net sales	$20,300,583	-	$20,300,583
Cost of sales	(12,307,303)	-	12,307,303
Gross profit	7,993,280	-	7,993,280
Operating expenses:
General and administrative expenses	648,644	(2) 31,410	680,054
Other	499,985	-	499,985
Total operating expenses	1,148,629	31,410	1,180,039
Income from operations	6,844,651	(31,410)	6,813,241
Other expense - net	(65,811)	-	(65,811)
Income before income taxes	6,778,840	(31,410)	6,747,430
Income tax expense	(1,065,930)	-	(1,065,930)
Net income	5,712,910	(31,410)	5,681,500

Deemed dividends relating to the beneficial conversion feature included in the sales of Series A preferred stock and warrants	(1,409,164)	(1) 1,086,414	(322,750)

Net income attributable to common stockholders	$4,303,746	$1,055,004	$5,358,750

Net income per common share:
Basic	$0.24	$0.06	$0.30
Diluted	$0.23	$0.06	$0.29