Form 10-Q/A
period 2009-03-31
China Kangtai Cactus Bio-tech, Inc.
filed 2009-12-24
CIK 1017699

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

EXPLANATORY NOTE

The Company has restated its consolidated financial statements at March 31, 2009 and for the three months ended March 31, 2009 (which were previously included in the Company's Form 10-Q filed with the SEC on May 15, 2009) in order to correct errors relating to the accounting for the Series A Convertible Preferred Stock and warrants sold on March 12, 2008 and July 16, 2008 (see Notes 9 and 10 to the consolidated financial statements). As previously reported, the Company did not reflect these financial instruments as liabilities and did not recognize changes in their fair values in operations. As restated, in accordance with EITF Issue No. 07-05, the Company reflected these financial instruments as liabilities and recognized changes in their fair values in operations.

The restatement adjustments resulted in a $408,515 decrease in stockholders' equity (from $25,849,756 to $25,441,241) at March 31, 2009 and a $262,725 increase in net income (from $693,948 to $956,673) for the three months ended March 31, 2009. See Note 15 to the consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q
March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2009	2008
	(Unaudited as restated - Note 15)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,348,752	$4,398,897
Accounts receivable, net of allowance for returns and doubtful accounts of $1,181,511 and $979,700,
respectively	3,871,376	3,869,985
Inventories	3,133,247	3,376,635
Other receivables and prepaid expenses	1,291	1,005
Total Current Assets	9,354,666	11,646,522

Deposit for purchase of land use rights and property and equipment	2,930,200	-
Property and Equipment, net	6,111,550	6,236,914

Other Assets
Intangible assets, net	419,604	454,445
Land use rights, net	8,553,038	8,609,491
Total Assets	$27,369,058	$26,947,372

LIABILITIES AND STOCKHOLDERS’EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$279,949	$315,639
Note payable	886,386	887,475
Taxes payable	352,967	570,855
Total current liabilities	1,519,302	1,773,969

Estimated liability for equity-based financial instruments with characteristics of liabilities (as restated - Notes 9 and 15):
Designated as Series A Convertible Preferred Stock (1,150,000 shares issued and outstanding at March 31, 2009)	241,500	-
Warrants	167,015	-
Total	408,515	-

Total liabilities	1,927,817	1,773,969

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 0 and 1,150,000 shares, respectively	-	1,150
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,885,625 and 17,885,625 shares, respectively	17,886	17,886
Additional paid-in capital (as restated in 2009)	7,144,311	7,819,865
Retained earnings
Appropriated	2,815,381	2,682,345
Unappropriated (as restated in 2009)	12,446,682	11,604,285
Accumulated other comprehensive income	3,016,981	3,047,872
Total stockholders' equity	25,441,241	25,173,403
Total Liabilities and Stockholders' Equity	$27,369,058	$26,947,372

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended March 31,
	2009	2008
	(Unaudited as restated - Note 15)	(Unaudited)

Net Sales	$3,329,952	$2,765,496

Cost of Sales	(2,092,786)	(1,735,799)

Gross Profit	1,237,166	1,029,697

Operating Expenses
Selling expenses	36,329	51,614
General and administrative expenses	257,600	195,905
Depreciation	18,889	18,681
Amortization of land use rights	9,535	9,096
Amortization of intangible assets	34,283	32,706
Total operating expenses	356,636	308,002
Income from Operations	880,530	721,695

Other Income (Expenses)
Interest income	-	268
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (as restated in 2009 - Notes 9 and 15)	262,725	-
Imputed interest	(13,296)	(12,684)
Total Other Income (Expenses) (as restated in 2009 - Note 15)	249,429	(12,416)
Income before Income Taxes (as restated in 2009 - Note 15)	1,129,959	709,279
Income Tax Expense	(173,286)	(102,763)
Net Income (as restated in 2009 - Note 15)	956,673	606,516
Deemed dividend relating to the beneficial conversion feature included in the sale of the Series A preferred
stock and warrants (as restated in 2008 - Note 15)	-	(196,500)
Net income attributable to common stockholders (as restated in 2009 and 2008 - Note 15)	$956,673	$410,016
Net income per common share
Basic (as restated in 2008 and 2009 - Note 15)	$0.05	$0.02
Diluted (as restated in 2008 and 2009 - Note 15)	$0.05	$0.02

Weighted average number of common shares outstanding
Basic	17,885,625	17,739,625
Diluted	19,035,625	18,989,625

Comprehensive income:
Net income (as restated in 2009 - Note 15)	$956,673	$606,516
Foreign currency translation adjustment	(30,891)	724,994
Total	$925,782	$1,331,510

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

								Accumulated
	Preferred Stock		Common Stock		Additional	Unappropriated	Appropriated	other
	$0.001 par value		$0.001 par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total
Balance at December 31, 2006	-	$-	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,039
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and									-
staff welfare reserves	-	-	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Sale of Series A
preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividends	-	-	-	-	322,750	(322,750)	-		-
Issuance of shares in consideration for
the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-
Stock option expense	-	-	-	-	90,635		-		90,635
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008	-	-	-	-	-	5,681,500	-	-	5,681,500
Currency translation adjustment	-	-	-	-	-	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (Audited)	1,150,000	1,150	17,885,625	17,886	7,819,865	11,604,285	2,682,345	3,047,872	25,173,403
Unaudited as restated - Note 15:
January 1, 2009 cumulative effect of change in accounting principle:
Reclassification of Series A Preferred Stock and A, B, C, and D warrants from stockholders’ equity to liabilities, including revaluation at fair value of $18,760 (Note 9)	(1,150,000)	(1,150)	-	-	(688,850)	18,760	-	-	(671,240)
Balance at January 1, 2009 after cumulative effect adjustment	-	-	17,885,625	17,886	7,131,015	11,623,045	2,682,345	3,047,872	24,502,163
Imputed interest on note payable	-	-	-	-	13,296	-	-	-	13,296
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(133,036)	133,036	-	-
Net income for the three months ended March 31, 2009 (as restated - Note 15)	-	-	-	-	-	956,673	-	-	956,673
Currency translation adjustment	-	-	-	-	-	-	-	(30,891)	(30,891)
Balance at March 31, 2009 (Unaudited) (as restated - Note 15)	-	$-	17,885,625	$17,886	$7,144,311	$12,446,682	$2,815,381	$3,016,981	$25,441,241

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three Months Ended March 31,
	2009	2008
	(Unaudited as restated - Note 15)	(Unaudited)

Cash Flows from Operating Activities
Net income (as restated in 2009 - Note 15)	$956,673	$606,516
Adjustmens to reconcile net income
to net cash provided by (used for) operating activities
(Income) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (as restated in 2009- Notes 9 and 15)	(262,725)	-
Depreciation - cost of sales	98,823	57,141
Depreciation - operating expenses	18,889	18,681
Amortization of land use rights	9,535	9,096
Amortization of intangible assets	34,283	32,706
Stock option expense	-	59,225
Imputed interest	13,296	12,684
Changes in operating assets and liabilities
Accounts receivable, net	(1,391)	(691,338)
Other receivables and prepaid expenses	(286)	(843)
Inventories	243,388	(540,739)
Accounts payable and accrued liabilities	(35,690)	901
Taxes payable	(217,888)	(182,207)
Net cash provided by (used for) operating activities	856,907	(618,177)
Cash Flows from Investing Activities
Purchase of property and equipment	-	-
Deposit for purchase of land use rights and property and equipment	(2,930,200)	-
Net cash provided by (used for) investing activities	(2,930,200)	-
Cash Flows from Financing Activities
Sale of Series A preferred stock-net	-	500,000
Net cash provided by (used for) financing activities	-	500,000

Effect of exchange rate on cash	23,148	446,107
Increase (decrease) in cash and cash equivalents	(2,050,145)	327,930

Cash and cash equivalents, beginning of period	4,398,897	509,901

Cash and cash equivalents, end of period	$2,348,752	$837,831

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$391,174	$102,763

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K/A.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 9 – ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABIILTIES

Effective January 1, 2009, in accordance with EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, the Company reclassified the fair values at January 1, 2009 of the outstanding Series A Convertible Preferred Stock and the warrants comprising the March 21, 2008 and the July 16, 2008 sales of units (see note 10) from stockholders’ equity to liabilities, as follows:

	Shares/ Warrants	Fair Value
Series A Convertible Preferred Stock	1,150,000	$333,500
A warrants	1,250,000	122,000
B warrants	1,500,000	120,150
C warrants	500,000	47,950
D warrants	600,000	47,640
Total warrants	3,850,000	337,740
Total financial instruments	5,000,000	$671,240

Since at January 1, 2009 the carrying value of the outstanding financial instruments was $690,000, the Company recognized a cumulative effect adjustment resulting from a change in accounting principle of $18,760, or a net of $671,240. Accordingly, the unappropriated retained earnings balance at December 31, 2008 was increased from $11,604,285 to $11,623,045, as adjusted, on January 1, 2009.

The characteristics which require classification of the Series A Preferred Stock and warrants as liabilities are the Company’s obligations to reduce the conversion price of the Series A Preferred Stock and the exercise price of the warrants in the event that the Company sells, grants, or issues any shares, options warrants, or any convertible instrument at a price below the $0.60 current conversion price of the Series A Preferred Stock or the current exercise prices of the warrants. As a result, the Company remeasures the fair values of these financial instruments each quarter, adjusts the liability balances, and reflects changes in operations as “income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values”.

At March 31, 2009, the fair values of the financial instruments consisted of:

	Shares/ Warrants	Fair Value
Series A Convertible Preferred Stock	1,150,000	$241,500

A warrants	1,250,000	61,125
B warrants	1,500,000	57,900
C warrants	500,000	24,650
D warrants	600,000	23,340
Total warrants	3,850,000	167,015
Total financial instruments	5,000,000	$408,515

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 to March 31, 2009:

	Shares/ Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	$408,515

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

The Series A Preferred Stock has no voting or dividend rights, is entitled to a liquidation preference of $0.60 per share, and each share is convertible into one share of Company common stock at the option of the holder (which was adjustable to more shares if certain “defined EPS” performance thresholds were not met for the six months ended September 30, 2008 or the year ended December 31, 2008; however, the performance thresholds were met). In addition, the Investor had the right to participate in any subsequent funding by the Company on a pro-rata basis at 100% of the offering price for a three month period following the closing. In addition, the conversion price of the Series A Preferred Stock and the exercise price of the warrants is to be reduced in the event of any stock splits or stock dividends or in the event that the Company sells, grants, or issues any shares, options, warrants, or any convertible instrument at a price below the $0.60 current conversion price of the Series A Preferred Stock of the current exercise prices of the warrants.

The Company recorded as a $196,500 deemed dividend and as a $196,500 increase in additional paid-in capital, the beneficial conversion feature allocated to the convertible preferred stock only ($196,500) based on a relative allocation of the fair values of the convertible preferred stock ($625,000), the A warrants ($477,250) and the B Warrants ($488,250) to the gross actual proceeds received ($500,000). The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.75 per share, exercise price of $0.75 per share for the A warrants, exercise price of $1.00 per share for the B warrants, term of 3 years, expected volatility of 74%, and risk-free interest rate of 4%.

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

NOTE 11 – RESTRICTED NET ASSETS

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
NOTE 12 - INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended March 31,
	2009	2008

Expected tax at 35% (as restated - Note 15)	$395,486	$212,281
Tax effect of unutilized losses of
US China Kangtai and BVI
China Kangtai	9,658	31,366

Tax effect of PRC income taxed
at lower rate	(139,904)	(140,884)

Nontaxable income from revaluation of Series A Preferred Stock and A,B,C, and D Warrants with characteristics of liabilities at fair value (as restated - Note 15)	(91,954)	-
Actual provision for income taxes	$173,286	$102,763

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SEGMENT INFORMATION

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

NOTE 15 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at March 31, 2009 and for the three months ended March 31, 2009 (which were previously included in the Company’s Form 10-Q filed with the SEC on May 15, 2009) in order to correct errors relating to the accounting for the Series A Convertible Preferred Stock and warrants sold on March 21, 2008 and July 16, 2008 (see Notes 9 and 10). As previously reported, the Company did not reflect these financial instruments as liabilities and did not recognize changes in their fair values in operations. As restated, in accordance with EITF Issue No. 07-05, the Company reflected these financial instruments as liabilities and recognized changes in their fair values in operations.

The effect of the restatement adjustments on the consolidated balance sheet at March 31, 2009 follows:

	As Previously Reported	Adjustments	As Restated
Total assets	$27,369,058	$-	$27,369,058
Total current liabilities	$1,519,302	$-	1,519,302
Estimated liability for equity-based financial instruments with characteristics of liabilities	-	(3) 408,515	408,515
Total liabilities	1,519,302	408,515	1,927,817

Stockholders’ equity:
Preferred stock	1,150	(3) (1,150)	-
Common stock	17,886	-	17,886
Additional paid-in capital	8,888,165	(1) (1,086,414)	7,144,311
		(2) 31,410
		(3) (688,850)
Retained earnings:
Appropriated	2,815,381	-	2,815,381
Unappropriate	11,110,193	(1) 1,086,414	12,446,682
		(2) (31,410)
		(3) 281,485
Accumulated other comprehensive income	3,016,981	-	3,016,981
Total stockholders’ equity	25,849,756	(408,515)	25,441,241
Total liabilities and stockholders equity	$27,369,058	$-	$27,369,058

(1)	To decrease the year 2008 deemed dividends relating to the sales of units of Series A Convertible Preferred Stock and warrants from $1,409,164 to $322,750.
(2)	To record 150,000 stock options issued to the Company’s law firm on December 31, 2008.
(3)
To reflect financial instruments (the Series A Convertible Preferred Stock and warrants sold on March 21, 2008 and July 16, 2008) as liabilities at fair values and to recognize changes in their fair values in operations.

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended March 31, 2009 follows:

	As Previously		As
	Reported	Adjustments	Restated

Income from operations	$880,530	$-	$880,530
Other Income (Expenses)
Interest income	-	-	-
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (Note 9)	-	(3) 262,725	262,725
Imputed interest	(13,296)	-	(13,296)
Total	(13,296)	262,725	249,429
Income before income taxes	867,234	262,725	1,129,959
Income tax expense	(173,286)	-	(173,286)
Net income	$693,948	$262,725	$956,673

Net income per common share:
Basic	$0,04	$0.01	$0.05
Diluted	$0.04	$0.01	$0.05

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

For the three months ended March 31, 2009, income before income taxes increased by $420,680 or 59.3%, to $1,129,959 from $709,279 for the corresponding period of the prior year. The increase was primarily due to the $207,469 increase in gross profit and the $262,725 income from revaluation of financial instruments. As a result, net income also increased by $350,157 or 57.7% to $956,673 from $606,516. This increase is due to the increase in net sales, specifically the sales of our newly launched cactus fish and cattle feed and a reduction in cost of sales as a result of the measures taken by the management.

Liquidity and Capital Resources –March 31, 2009

Operating.  For the three months period ended March 31, 2009, the Company’s operations provided cash resources of $856,907 as compared to a shortfall of $618,177 cash resources used for the three months period ended March 31, 2009, an increase of cash provided by operating activities of $1,475,084. The increase was mainly due to changes in accounts receivable and inventories balances.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: December 24, 2009	By:	/s/ JINJIANG WANG
JINJIANG WANG
President, Chief Executive Officer, Director and Principal Executive Officer

Date: December 24, 2009	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer