Form 10-Q/A
period 2009-06-30
China Kangtai Cactus Bio-tech, Inc.
filed 2009-12-24
CIK 1017699

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

EXPLANATORY NOTE

The Company has restated its consolidated financial statements at June 30, 2009 and for the three and six months ended June 30, 2009 (which were previously included in the Company's Form 10-Q filed with the SEC on August 13, 2009) in order to correct errors relating to the accounting for the Series A Convertible Preferred Stock and warrants sold on March 12, 2008 and July 16, 2008 (see Notes 9 and 10 to the consolidated financial statements). As previously reported, the Company did not reflect these financial instruments as liabilities and did not recognize changes in their fair values in operations. As restated, in accordance with EITF Issue No. 07-05, the Company reflected these financial instruments as liabilities and recognized changes in their fair values in operations.

The restatement adjustments resulted in a $2,169,955 decrease in stockholders' equity (from $27,289,360 to $25,119,405) at June 30, 2009, a $1,761,440 decrease in net income (loss) (from $1,423,954 to ($337,486)) for the three months ended June 30, 2009, and a $1,498,715 decrease in net income (from $2,117,902 to $619,187) for the six months ended June 30, 2009. See Note 15 to the consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2009	2008
	(Unaudited as restated - Note 15)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,789,628	$4,398,897
Accounts receivable, net of allowance for returns and doubtful accounts of $1,957,304 and $979,700, respectively	5,457,518	3,869,985
Inventories	2,853,094	3,376,635
Other receivables and prepaid expenses	1,290	1,005
Total Current Assets	11,101,530	11,646,522

Deposit for purchase of land use rights and property and equipment	2,930,600	-
Property and Equipment, net	5,994,540	6,236,914

Other Assets
Intangible assets, net	385,373	454,445
Land use rights, net	8,508,112	8,609,491
Total Assets	$28,920,155	$26,947,372

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$215,759	$315,639
Note payable	886,507	887,475
Taxes payable	528,529	570,855
Total current liabilities	1,630,795	1,773,969

Estimated liability for equity-based financial instruments with characteristics of liabilities (as restated - Notes 9 and 15):
Designated as Series A Convertible Preferred Stock (1,150,000 shares issued and outstanding at June 30, 2009)	862,500	-
Warrants	1,307,455	-
Total	2,169,955	-

Total liabilities	3,800,750	1,773,969

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 0 and 1,150,000 shares, respectively	-	1,150
Common stock, $0.001 par value; authorized 200,000,000 shares,
issued and outstanding: 17,885,625 and 17,885,625 shares, respectively	17,886	17,886
Additional paid-in capital (as restated - Note 15)	7,157,617	7,819,865
Retained earnings
Appropriated	3,120,877	2,682,345
Unappropriated (as restated - Note 15)	11,803,700	11,604,285
Accumulated other comprehensive income	3,019,325	3,047,872
Total stockholders' equity	25,119,405	25,173,403
Total Liabilities and Stockholders' Equity	$28,920,155	$26,947,372

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited as restated - Note 15)	(Unaudited)	(Unaudited as restated - Note 15)	(Unaudited)

Net Sales	$6,512,744	$5,010,920	$9,842,696	$7,776,416

Cost of Sales	(3,776,047)	(3,486,955)	(5,868,833)	(5,222,754)

Gross Profit	2,736,697	1,523,965	3,973,863	2,553,662

Operating Expenses
Selling expenses	21,615	23,445	57,944	75,059
General and administrative expenses	815,538	180,135	1,073,138	376,040
Depreciation	20,168	19,097	39,057	37,778
Amortization of land use rights	9,542	9,307	19,077	18,403
Amortization of intangible assets	34,312	33,465	68,595	66,171
Total operating expenses	901,175	265,449	1,257,811	573,451
Income from Operations	1,835,522	1,258,516	2,716,052	1,980,211

Other Income (Expenses)
Interest income	26	259	26	527
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (as restated in 2009 - Notes 9 and 15)	(1,761,440)	-	(1,498,715)	-
Imputed interest	(13,306)	(12,978)	(26,602)	(25,662)
Loss on disposal of property and equipment	(132)	(14,049)	(132)	(14,049)
Total Other Income (Expenses) (as restated in 2009 - Note 15)	(1,774,852)	(26,768)	(1,525,423)	(39,184)
Income before Income Taxes (as restated in 2009 - Note 15)	60,670	1,231,748	1,190,629	1,941,027
Income Tax Expense	(398,156)	(193,442)	(571,442)	(296,205)
Net Income (loss) (as restated in 2009 - Note 15)	(337,486)	1,038,306	619,187	1,644,822
Deemed dividend relating to the beneficial conversion feature included in the sale of the Series A preferred stock and warrants (as restated in 2008 - Notes 10 and 15)	-	-	-	(196,500)
Net income (loss) attributable to common stockholders (as restated in 2009 - Note 15)	$(337,486)	$1,038,306	$619,187	$1,448,322
Net income (loss) per common share
Basic (as restated in 2009 - Note 15)	$(0.02)	$0.06	$0.03	$0.08
Diluted (as restated in 2009 - Note 15)	$(0.02)	$0.06	$0.03	$0.08

Weighted average number of common shares outstanding
Basic	17,885,625	17,739,625	17,885,625	17,739,625
Diluted	19,035,625	18,572,958	19,035,625	18,208,549

Comprehensive income:
Net income (loss) (as restated in 2009 - Note 15)	$(337,486)	$1,038,306	$619,187	$1,644,822
Foreign currency translation adjustment	2,344	429,218	(28,547)	1,154,212
Total	$(335,142)	$1,467,524	$590,640	$2,799,034

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Preferred Stock $0.001 par		Common Stock $0.001 par		Additional	Unappropriated	Appropriated	Accumulated other
	value		value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2006	-	$-	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,039
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and									-
staff welfare reserves	-	-	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Sale of Series A
preferred stock	1,250,000	1,250	-	-	719,672	-	-	-	720,922
Deemed dividends	-	-	-	-	322,750	(322,750)	-	-	-
Issuance of shares in consideration for
the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-
Stock option expense	-	-	-	-	90,635		-		90,635
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008	-	-	-	-	-	5,681,500	-	-	5,681,500
Currency translation adjustment	-	-	-	-	-	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (Audited)	1,150,000	1,150	17,885,625	17,886	7,819,865	11,604,285	2,682,345	3,047,872	25,173,403
Unaudited as restated-Note 15:
January 1, 2009 cumulative effect of change in accounting principle:
Reclassification of Series A Preferred Stock and A, B, C, and D warrants from stockholders’ equity to liabilities, including revaluation at fair value of $18,760 (Note 9)	(1,150,000)	(1,150)	-	-	(688,850)	18,760	-	-	(671,240)
Balance at January 1, 2009 after cumulative effect adjustment	-	-	17,885,625	17,886	7,131,015	11,623,045	2,682,345	3,047,872	24,502,163
Imputed interest on note payable	-	-	-	-	26,602	-	-	-	26,602
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(438,532)	438,532	-	-
Net income for the six months ended June 30, 2009 (as restated - Note 15)	-	-	-	-	-	619,187	-	-	619,187
Currency translation adjustment	-	-	-	-	-	-	-	(28,547)	(28,547)
Balance at June 30, 2009 (Unaudited) (as restated - Note 15)	-	$-	17,885,625	$17,886	$7,157,617	$11,803,700	$3,120,877	$3,019,325	$25,119,405

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Six Months Ended June 30,
	2009	2008
	(Unaudited as restated - Note 15)	(Unaudited)

Cash Flows from Operating Activities
Net income (as restated in 2009 - Note 15)	$619,187	$1,644,822
Adjustmens to reconcile net income
to net cash provided by (used for) operating activities
Expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (as restated in 2009 - Notes 9 and 15)	1,498,715	-
Depreciation - cost of sales	196,446	192,238
Depreciation - operating expenses	39,057	37,778
Amortization of land use rights -cost of sales	68,595	-
Amortization of land use rights- operating expenses	19,077	18,403
Amortization of intangible assets	68,595	66,171
Stock option expense	-	59,225
Imputed interest	26,602	25,662
Loss on disposal of property and equipment	132	14,049
Changes in operating assets and liabilities
Accounts receivable, net	(1,587,533)	(353,033)
Other receivables and prepaid expenses	(285)	(25,772)
Inventories	523,541	988,031
Accounts payable and accrued liabilities	(99,880)	(110,896)
Taxes payable	(42,326)	(70,117)
Net cash provided by (used for) operating activities	1,329,923	2,486,561
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	-	2,570
Purchase of land use right	-	(7,255,081)
Deposit for purchase of land use rights and property and equipment	(2,930,600)	-
Amount due Guangdong Province, PRC in
connection with purchase of land use right	-	3,627,540
Net cash provided by (used for) investing activities	(2,930,600)	(3,624,971)
Cash Flows from Financing Activities
Sale of Series A preferred stock-net	-	500,000
Net cash provided by (used for) financing activities	-	500,000

Effect of exchange rate changes on cash and cash equivalents	(8,592)	694,767
Increase (decrease) in cash and cash equivalents	(1,609,269)	56,357

Cash and cash equivalents, beginning of period	4,398,897	509,901

Cash and cash equivalents, end of period	$2,789,628	$566,258

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$613,768	$102,763

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

The Company has evaluated subsequent events through the filing date of this Form 10-Q/A and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 9 - ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES

Effective January 1, 2009, in accordance with EITF Issue No. 07-05 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, the Company reclassified the fair values at January 1, 2009 of the outstanding Series A Convertible Preferred Stock and the warrants comprising the March 21, 2008 and the July 16, 2009 sales of units (see note 10) from stockholders’ equity to liabilities, as follows:

	Shares/ Warrants	Fair Value
Series A Convertible Preferred Stock	1,150,000	$333,500
A warrants	1,250,000	122,000
B warrants	1,500,000	120,150
C warrants	500,000	47,950
D warrants	600,000	47,610
Total warrants	3,850,000	337,740
Total financial instruments	5,000,000	$671,240

Since at January 1, 2009 the carrying value of the outstanding financial instruments was $690,000 the Company recognized a cumulative effect adjustment resulting from a change in accounting principle of $18,760, or a net of $671,240. Accordingly, the unappropriated retained earnings balance at December 31, 2008 was increased from $11,604,285 to $11,623,045, as adjusted, on January 1, 2009.

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

At June 30, 2009, the fair values of the financial instruments consisted of:

	Shares/ Warrants	Fair Value

Series A Convertible Preferred Stock	1,150,000	$862,500

A warrants	1,250,000	465,375
B warrants	1,500,000	475,500
C warrants	500,000	180,700
D warrants	600,000	185,880
Total warrants	3,850,000	1,307,455

Total financial instruments	4,583,333	$2,169,955

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 to June 30, 2009:

	Shares/ Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)

Balance, March 31, 2009	5,000,000	408,515

Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	$2,169,955

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

The Series A Stock has no voting or dividend rights, is entitled to a liquidation preference of $0.60 per share, and each share is convertible into one share of Company common stock at the option of the holder (which was adjustable to more shares if certain “defined EPS” performance thresholds were not met for the six months ended September 30, 2008 or the year ended December 31, 2008; however, the performance thresholds were met). In addition, the Investor had the right to participate in any subsequent funding by the Company on a pro-rata basis at 100% of the offering price for a three month period following the closing. In addition, the conversion price of the Series A Preferred Stock and the exercise price of the warrants is to be reduced in the event of any stock splits or stock dividends or in the event that the Company sells, grants, or issues any shares, options, warrants, or any convertible instrument at a price below the $0.60 current conversion price of the Series A Preferred Stock or the current exercise prices of the warrants.

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

On July 16, 2008, the Company sold the Investor, for an aggregate purchase price of $250,000, an additional 416,667 shares of Series A Preferred Stock, warrants to purchase up to 500,000 shares of Company common stock exercisable for a period of three years at an exercise price of $0.9375 per share, and warrants to purchase up to 600,000 shares of Company common stock exercisable for a period of three years at an exercise price of $1.25 per share. The Company recorded as a 126,250 deemed dividend and as a $126,250 increase in additional paid-in capital, the beneficial conversion feature allocated to the convertible preferred stock only ($126,250) based on a relative allocation of the fair values of the convertible preferred stock ($287,083), and the warrants ($281,580) to the gross actual proceeds received ($250,000). The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.689 per share, exercise prices of $0.9375 and $1.25 per share, term of 3 years, expected volatility of 71.4%, and risk-free interest rate of 4%.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Six Months Ended June 30,
	2009	2008
Expected tax at 35% (as restated - Note 15)	$416,720	$679,359
Nondeductible expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (as restated - Note 15)	524,550	-
Tax effect of unutilized losses of
US China Kangtai and BVI
China Kangtai	12,160	53,776

Tax effect of PRC income taxed
at lower rate	(381,988)	(436,930)

Actual provision for income taxes	$571,442	$296,205

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

NOTE 14 – SEGMENT AND OTHER INFORMATION

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

NOTE 15 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at June 30, 2009 and for the three and six months ended June 30, 2009 (which were previously included in the Company’s Form 10-Q filed with the SEC on August 13, 2009) in order to correct errors relating to the accounting for the Series A Convertible Preferred Stock and warrants sold on March 21, 2008 and July16, 2008 (see Notes 9 and 10). As previously reported, the Company did not reflect these financial instruments as liabilities and did not recognize changes in their fair values in operations. As restated, in accordance with EITF Issue No. 07-05, the Company reflected these financial instruments as liabilities and recognized changes in their fair values in operations.

The effect of the restatement adjustments on the consolidated balance sheet at June 30, 2009 follows:

	As Previously Reported	Adjustments		As Restated
Total assets	$28,920,155		$-	$28,920,155
Total current liabilities	$1,630,795		$-	$1,630,795
Estimated liability for equity-based financial instruments with characteristics of liabilities	-	(3)	2,169,955	2,169,955
Total liabilities	1,630,795		2,169,955	3,800,750

Stockholders’ equity:
Preferred stock	1,150	(3)	(1,150)	-
Common stock	17,886		-	17,886
Additional paid-in capital	8,901,471	(1)	(1,086,414)	7,157,617
		(2)	31,410
		(3)	(688,850)

Retained earnings:
Appropriated	3,120,877		-	3,120,877
Unappropriated	12,228,651	(1)	1,086,414	11,803,700
		(2)	(31,410)
		(3)	(1,479,955)
Accumulated other comprehensive income	3,019,325		-	3,019,325
Total stockholders’ equity	27,289,360		(2,169,955)	25,119,405
Total liabilities and stockholders’ equity	$28,920,155		$-	$28,920,155

(1)	To decrease the year 2008 deemed dividends relating to the sales of units of Series A Convertible Preferred Stock and warrants from $1,409,164 to $322,750.
(2)	To record 150,000 stock options issued to the Company’s law firm on December 31, 2008.
(3)
To reflect financial instruments (the Series A Convertible Preferred Stock and warrants sold on March 21, 2008 and July 16, 2008) as liabilities at fair values and to recognize changes in their fair values in operations.

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended June 30, 2009 follows:

	As Previously Reported	Adjustments		As Restated
Income from operations	$1,835,522		$-	$1,835,522
Other Income (Expenses)
Interest income	26		-	26
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (Note 9)	-	(3)	(1,761,440)	(1,761,440)
Imputed interest	(13,306)		-	(13,306)
Loss on disposal of property and equipment	(132)		-	(132)
Total	(13,412)		(1,761,440)	(1,774,852)
Income before income taxes	1,822,110		(1,761,440)	60,670
Income tax expense	(398,156)		-	(398,156)
Net income (loss)	$1,423,954		$(1,761,440)	$(337,486)

Net income (loss) per common share:
Basic	$0.08		$(0.10)	$(0.02)
Diluted	$0.07		$(0.09)	$(0.02)

The effect of the restatement adjustments on the consolidated statement of operations for the six months ended June 30, 2009 follows:

	As Previously			As
	Reported	Adjustments		Restated
Income from operations	$2,716,052		$-	$2,716,052
Other Income (Expenses)
Interest income	26		-	26
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (Note 9)	-	(3)	(1,498,715)	(1,498,715)
Imputed interest	(26,602)		-	(26,602)
Loss on disposal of property and equipment	(132)		-	(132)
Total	(26,708)		(1,498,715)	(1,525,423)
Income before income taxes	2,689,344		(1,498,715)	1,190,629
Income tax expense	(571,442)		-	(571,442)
Net income	$2,117,902		$(1,498,715)	$619,187

Net income per common share:
Basic	$0.12		$(0.09)	$0.03
Diluted	$0.11		$(0.08)	$0.03

Item 2. Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of August 13, 2009; the date of the filing of the Form 10-Q and the Company undertakes no responsibility to update these forward-looking statements.

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

For the three months ended June 30, 2009, income before income taxes decreased $1,171,078 to $60,670 from $1,231,748 for the corresponding period of the prior year. The decrease was primarily due to the $1,761,440 loss from revaluation of financial instruments liabilities in 2009, offset by an increase in gross profit.

The six-month period ended June 30, 2009 as compared to the six months ended June 30, 2008

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

For the six months ended June 30, 2009, income before income taxes decreased $750,398 to $1,190,629 from $1,941,027 for the corresponding period of the prior year. The decrease was primarily due to the $1,498,715 loss from revaluation of financial instruments liabilities in 2009, offset by an increase in gross profit. As a result, net income also decreased by $1,025,635 to $619,187 from $1,644,822. Excluding the non-cash loss from revaluation of financial instruments liabilities, net income would have been $2,117,902 in 2009.

Liquidity and Capital Resources –June 30, 2009

Operating.  For the six months period ended June 30, 2009, the Company’s operations provided cash resources of $1,329,923 as compared to $2,486,561 for the six months period ended June 30, 2008, a decrease of cash provided by operating activities of $1,156,638, or 46.5%. The increase was mainly due to increase in accounts receivables during the first two quarters in 2009 compared to the same period last year.

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