Form 10-Q/A
period 2009-09-30
China Kangtai Cactus Bio-tech, Inc.
filed 2009-12-24
CIK 1017699

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

EXPLANATORY NOTE

The Company has restated its consolidated financial statements at September 30, 2009 and for the three and nine months ended September 30, 2009 (which were previously included in the Company's Form 10-Q filed with the SEC on November 23, 2009) in order to correct errors relating to the accounting for the Series A Convertible Preferred Stock and warrants sold on March 12, 2008 and July 16, 2008 (see Notes 10 and 11 to the consolidated financial statements). As previously reported, the Company did not reflect these financial instruments as liabilities and did not recognize changes in their fair values in operations. As restated, in accordance with EITF Issue No. 07-05, the Company reflected these financial instruments as liabilities and recognized changes in their fair values in operations.

The restatement adjustments resulted in a $4,241,423 decrease in stockholders' equity (from $30,386,047 to $26,144,624) at September 30, 2009, a $2,738,135 decrease in net income (from $3,021,838 to $283,703) for the three months ended September 30, 2009, and a $4,236,850 decrease in net income (from 5,139,740 to $902,890) for the nine months ended September 30, 2009. See Note 17 to the consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2009	2008
	(Unaudited as restated - Note 17)
ASSETS
Current Assets
Cash and cash equivalents	$3,398,563	$4,398,897
Accounts receivable, net of reserve for allowances, and doubtful accounts of $1,466,800 and $979,700, respectively	3,201,832	3,869,985
Inventories	2,429,540	3,376,635
Other receivables and prepaid expenses	2,756	1,005
Total Current Assets	9,032,691	11,646,522

Property and Equipment, net	9,999,523	6,236,914

Other Assets
Land use rights, net	19,517,543	8,609,491
Intangible assets, net	351,445	454,445
Total Assets	$38,901,202	$26,947,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$216,216	$315,639
Payable to seller of land use rights	6,815,304	-
Note payable	887,414	887,475
Taxes payable	596,221	570,855
Total current liabilities	8,515,155	1,773,969

Estimated liability for equity-based financial instruments with characteristics of liabilities (as restated - Notes 10 and 17):
Designated as Series A Convertible Preferred Stock (733,333 shares issued and outstanding at September 30, 2009)	1,041,333	-
Warrants	3,200,090	-
Total	4,241,423	-

Total liabilities	12,756,578	1,773,969

Commitments and Contingencies	-	-
Stockholders' Equity
Preferred stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 0 and 1,150,000 shares, respectively	-	1,150
Common stock, $0.001 par value; authorized 200,000,000 shares, issued and outstanding: 18,409,351 and 17,885,625 shares, respectively	18,410	17,886
Additional paid-in capital (as restated in 2009 - Note 17)	7,869,185	7,819,865
Retained earnings
Appropriated	3,469,968	2,682,345
Unappropriated (as restated in 2009 - Note 17)	11,738,312	11,604,285
Accumulated other comprehensive income	3,048,749	3,047,872
Total stockholders' equity	26,144,624	25,173,403
Total Liabilities and Stockholders' Equity	$38,901,202	$26,947,372

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited as restated - Note 17)	(Unaudited as restated)	(Unaudited as restated - Note 17)	(Unaudited as restated)

Net Sales	$8,187,397	$6,184,685	$18,030,093	$13,961,101

Cost of Sales	(4,941,881)	(3,676,334)	(10,810,714)	(8,899,088)

Gross Profit	3,245,516	2,508,351	7,219,379	5,062,013

Operating Expenses
Selling expenses	71,625	136,214	129,569	211,273
General and administrative expenses	112,896	138,052	236,521	377,967
Provision for (reduction in) reserve for allowances, returns, and doubtful accounts	(492,206)	-	457,307	136,125
Depreciation	19,210	19,675	58,267	57,453
Amortization of land use rights	9,543	9,588	28,620	27,991
Amortization of intangible assets	34,311	34,475	102,906	100,646
Total operating expenses	(244,621)	338,004	1,013,190	911,455
Income from Operations	3,490,137	2,170,347	6,206,189	4,150,558

Other Income (Expenses)
Interest income	43	97	69	624
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value	(2,738,135)	-	(4,236,850)	-
Imputed interest	(13,307)	(13,370)	(39,909)	(39,032)
Loss on disposal of property and equipment	-	(197)	(132)	(14,246)
Total Other Income (Expenses)	(2,751,399)	(13,470)	(4,276,822)	(52,654)
Income before Income Taxes	738,738	2,156,877	1,929,367	4,097,904
Income Tax Expense	(455,035)	(389,737)	(1,026,477)	(685,942)
Net Income	283,703	1,767,140	902,890	3,411,962
Deemed dividends relating to the beneficial conversion feature included in the sales of Series A preferred stock and warrants (as restated for the three months and nine months ended September 30, 2008)	-	(126,250)	-	(322,750)
Net income attributable to common stockholders (as restated for the three months and nine months ended September 30, 2008)	$283,703	$1,640,890	$902,890	$3,089,212
Net income per common share (as restated for the three months and nine months ended September 30, 2008)
Basic	$0.02	$0.09	$0.05	$0.17
Diluted	$0.01	$0.09	$0.05	$0.17

Weighted average number of common shares outstanding
Basic	18,030,492	17,739,625	17,933,914	17,739,625
Diluted	19,702,898	18,921,690	19,258,049	18,446,263

Comprehensive income:
Net income	$283,703	$1,767,140	$902,890	$3,411,962
Foreign currency translation adjustment	29,424	66,880	877	1,221,092
Total	$313,127	$1,834,020	$903,767	$4,633,054

See notes to consolidated financial statements.

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

					Additional	Unappropriated	Appropriated	Accumulated other
	Preferred Stock $0.001 par value		Common Stock $0.001 par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total
					( As restated for the year ended December 31, 2008- Note 17)				(As restated for the year ended December 31, 2008- Note 17)

Balance at December 31, 2006	-	$-	17,739,625	$17,740	$6,558,082	$5,266,815	$1,361,365	$691,037	$13,895,039
Imputed interest on note payable	-	-	-	-	49,766	-	-	-	49,766
Transfer to statutory and									-
staff welfare reserves	-	-	-	-	-	(483,572)	483,572	-	-
Net income for the year ended December 31, 2007	-	-	-	-	-	2,299,700	-	-	2,299,700
Currency translation adjustment	-	-	-	-	-	-	-	1,047,589	1,047,589
Balance at December 31, 2007	-	-	17,739,625	17,740	6,607,848	7,082,943	1,844,937	1,738,626	17,292,094
Sale of Series A
preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividends	-	-	-	-	322,750	(322,750)	-		-
Issuance of shares in consideration for
the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-
Stock option expense	-	-	-	-	90,635		-		90,635
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008	-	-	-	-	-	5,681,500	-	-	5,681,500
Currency translation adjustment	-	-	-	-	-	-	-	1,309,246	1,309,246
Balance at December 31, 2008	1,150,000	1,150	17,885,625	17,886	7,819,865	11,604,285	2,682,345	3,047,872	25,173,403
Unaudited as restated-Note 17:
January 1, 2009 cumulative effect of change in accounting principle:
Reclassification of Series A Preferred Stock and A, B, C, and D warrants from stockholders’ equity to liabilities, including revaluation at fair value of $18,760 (Note 10)	(1,150,000)	(1,150)	-	-	(688,850)	18,760	-	-	(671,240)
Balance at January 1, 2009 after cumulative effect adjustment	-	-	17,885,625	17,886	7,131,015	11,623,045	2,682,345	3,047,872	24,502,163
Imputed interest on note payable	-	-	-	-	39,909	-	-	-	39,909
Conversion of Series A preferred stock	-	-	416,667	417	666,250	-	-	-	666,667
Exercise of stock option	-	-	107,059	107	32,011	-	-	-	32,118
Transfer to statutory and
staff welfare reserves	-	-	-	-	-	(787,623)	787,623	-	-
Net income for the nine months ended September 30, 2009 (as restated - Note 17)	-	-	-	-	-	902,890	-	-	902,890
Currency translation adjustment	-	-	-	-	-	-	-	877	877
Balance at September 30, 2009 (Unaudited)	-	$-	18,409,351	$18,410	$7,869,185	$11,738,312	$3,469,968	$3,048,749	$26,144,624

See notes to consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited as restated - Note 17)	(Unaudited)
Cash Flows from Operating Activities
Net income (as restated in 2009 - Note 17)	$902,890	$3,411,962
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (as restated in 2009 - Note 17)	4,236,850	-
Depreciation - cost of sales	294,709	292,932
Depreciation - operating expenses	58,267	57,453
Amortization of land use rights -cost of sales	109,635	-
Amortization of land use rights- operating expenses	28,620	27,991
Amortization of intangible assets	102,906	100,646
Provision for allowances, returns, and doubtful accounts	457,307	136,125
Stock option expense	-	59,225
Cashless exercise of stock option charged to operations	32,118	-
Imputed interest	39,909	39,032
Loss on disposal of property and equipment	132	14,246
Changes in operating assets and liabilities
Accounts receivable, net	211,148	(560,609)
Other receivables and prepaid expenses	(1,751)	18,209
Inventories	947,095	2,275,839
Accounts payable and accrued liabilities	(99,423)	(22,367)
Taxes payable	25,366	170,284
Net cash provided by (used for) operating activities	7,345,778	6,020,968
Cash Flows from Investing Activities
Proceeds from disposals of property and equipment	-	2,532
Purchases of land use rights	(4,224,870)	(7,255,081)
Purchases of property and equipment	(4,113,831)	-
Net cash provided by (used for) investing activities	(8,338,701)	(7,252,549)
Cash Flows from Financing Activities
Sale of Series A preferred stock-net	-	670,917
Net cash provided by (used for) financing activities	-	670,917

Effect of exchange rate changes on cash and cash equivalents	(7,411)	699,243
Increase (decrease) in cash and cash equivalents	(1,000,334)	138,579

Cash and cash equivalents, beginning of period	4,398,897	509,901

Cash and cash equivalents, end of period	$3,398,563	$648,480

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$962,714	$515,658

Schedule of non-cash investing and financing activities:
Acquisition of Taichan Baisa land use rights	$9,736,149	$-
Less amount paid to September 30, 2009	(2,920,845)	-
Due seller at September 30, 2009	$6,815,304	$-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K/A, as filed with the SEC on December 23, 2009.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, payable to seller of land use rights, note payable, taxes payable, and estimated liability for equity-based financial instruments with characteristics of liabilities. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments and for the equity-based financial instruments, based on quoted market prices (For the Series A Convertible Preferred Stock) and calculations using the Black-Scholes option pricing model (for the warrants).

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

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in net income per diluted share. Antidilutive common shares relating to stock options and warrants excluded from the computation of net income per diluted share were approximately 3,577,594 and 4,100,000 for the three months ended September 30, 2009 and 2008, respectively, and were approximately 3,925,865 and 4,100,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

Adoption of Change in Accounting Principle in Conformity with Generally Accepted Accounting Principles

In accordance with generally accepted accounting principles, the Company has reclassified, effective January 1, 2009, certain financial instruments previously reflected within stockholders’ equity as liabilities, which include non-redeemable convertible preferred stock and warrants to purchase common stock, based upon the Company’s evaluation of contingency exercise provisions contained in those financial instruments (see notes 10, 11, 12 and 17).

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

NOTE 10 – ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABIILTIES

Effective January 1, 2009, in accordance with EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, the Company reclassified the fair values at January 1, 2009 of the outstanding Series A Convertible Preferred Stock and the warrants comprising the March 21, 2008 and the July 16, 2008 sales of units (see note 11) from stockholders’ equity to liabilities, as follows:

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

At September 30, 2009, the fair values of the financial instruments consisted of:

	Shares/ Warrants	Fair Value

Series A Convertible Preferred Stock	733,333	$1,041,333

A warrants	1,250,000	1,123,250
B warrants	1,500,000	1,187,100
C warrants	500,000	431,400
D warrants	600,000	458,340
Total warrants	3,850,000	3,200,090

Total financial instruments	4,583,333	$4,241,423

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through September 30, 2009:

	Shares/ Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Revaluation charged to operations	-	2,738,135
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Balance, September 30, 2009	4,583,333	$4,241,423

NOTE 11 - SERIES A CONVERTIBLE PREFERRED STOCK

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

Below is a summary of the deemed, dividends for the year ended December 31, 2008:

March 21, 2008	$196,500
July 16, 2008	126,250
Total	$322,750

On October 27, 2008, the Company issued 100,000 shares of common stock to the Investor for the conversion of 100,000 shares of Series A Preferred Stock. On September 10, 2009, the Company issued 416,667 shares of common stock to the Investor for the conversion of 416,667 shares of Series A Preferred Stock.

NOTE 12 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

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

On March 10, 2008, the Company granted 250,000 options to the law firm, all immediately exercisable at $1.00 per share to March 10, 2012, and expensed the $59,225 fair value of these options at March 10, 2008 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.41 per share, exercise price of $1.00 per share, term of 4 years, expected volatility of 100%, and risk-free interest rate of 4%).

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

On December 31, 2008, the Company granted 150,000 options to the law firm, all immediately exercisable at $0.30 per share to December 31, 2012. The Company expensed the $31,410 fair value of these options at December 31, 2008 and for the year then ended (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.29 per share, exercise price of $0.30 per share, term of 4 years, expected volatility of 107%, and risk-free interest rate of 2%). In July 2009, pursuant to a cashless exercise amendment, 107,059 options were converted into 107,059 shares of common stock and the remaining 42,941 options were cancelled. During the nine months ended September 30, 2009, the Company expensed the $32,118 exercise amount relating to the 107,059 shares.

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

NOTE 13 – RESTRICTED NET ASSETS

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

NOTE 14 - INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine Months Ended September 30,
	2009	2008

Expected tax at 35% (as restated - Note 17)	$675,278	$1,434,266
Nondeductible expense from revaluation of Series A Preferred Stock and A,B,C, and D warrants with characteristics of liabilities at fair value (as restated - Note 17)	1,482,898	-
Tax effect of unutilized losses of
US China Kangtai and BVI China Kangtai	12,171	77,837

Tax effect of PRC income taxed at lower rate	(1,143,870)	(826,161)

Actual provision for income taxes	$1,026,477	$685,942

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – SEGMENT AND OTHER INFORMATION

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

NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at September 30, 2009 and for the three and nine months ended September 30, 2009 (which were previously included in the Company’s Form 10-Q filed with the SEC on November 23, 2009) in order to correct errors relating to the accounting for the Series A Convertible Preferred Stock and warrants sold on March 21, 2008 and July 16, 2008 (see Notes 10 and 11). As previously reported, the Company did not reflect these financial instruments as liabilities and did not recognize changes in their fair values in operations. As restated, in accordance with EITF Issue No. 07-05, the Company reflected these financial instruments as liabilities and recognized changes in their fair values in operations.

The effect of the restatement adjustments on the consolidated balance sheet at September 30, 2009 follows:

	As Previously Reported		Adjustments	As Restated
Total assets	$38,901,202		$-	$38,901,202
Total current liabilities	$8,515,155		$-	$8,515,155
Estimated liability for equity-based financial instruments with characteristics of liabilities	-	(2)	4,908,090	4,241,423
		(3)	(666,667)
Total liabilities	8,515,155		4,241,423	12,756,578

Stockholders’ equity:
Preferred stock	733	(2)	(1,150)	-
		(3)	417
Common stock	18,410		-	18,410
Additional paid-in capital	8,319,035	(1)	(427,250)	7,869,185
		(2)	(688,850)
		(3)	666,250
Retained earnings:
Appropriated	3,469,968		-	3,469,968
Unappropriated	15,529,152	(1)	427,250	11,738,312
		(2)	(4,218,090)
Accumulated other comprehensive income	3,048,749		-	3,048,749
Total stockholders’ equity	30,386,047		(4,241,423)	26,144,624
Total liabilities and stockholders’ equity	$38,901,202		$-	$38,901,202

(1)	To decrease the year 2008 deemed dividends relating to the sales of units of Series A Convertible Preferred Stock and warrants from $750,000 to $322,750.
(2)
To reflect financial instruments (the Series A Convertible Preferred stock and warrants sold on March 21, 2008 and July 16, 2008) as liabilities at fair values and to recognize changes in their fair values in operations.

(3)	To reflect the conversion of 416,667 shares of Series A Convertible Preferred Stock into 416,667 shares of common stock on September 10, 2009.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The effect of the restatement adjustments on the consolidated statement of operations for the three months ended September 30, 2009 follows:

	As Previously		As
	Reported	Adjustments	Restated

Income from operations	$3,490,137	$-	$3,490,137
Other Income (Expenses)
Interest Income	43	-	43
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (Note 10)	- (2)	(2,738,135)	(2,738,135)
Imputed Interest	(13,307)	-	(13,307)
Total	(13,264)	(2,738,135)	(2,751,399)
Income before income taxes	3,476,873	(2,738,135)	738,738
Income tax expense	(455,035)	-	(455,035)
Net income	$3,021,838	$(2,738,135)	$283,703

Net income per common share:
Basic	$0.17	$(0.15)	$0.02
Diluted	$0.15	$(0.14)	$0.01

The effect of the restatement adjustments on the consolidated statements of operations for the nine months ended September 30, 2009 follows:

	As Previously		As
	Reported	Adjustments	Restated

Income from operations	$6,206,189	$-	$6,206,189
Other Income (Expenses)
Interest Income	69	-	69
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value (Note 10)	- (2)	(4,236,850)	(4,236,850)
Imputed Interest	(39,909)	-	(39,909)
Loss on disposal of property and equipment	(132)	-	(132)
Total	(39,972)	(4,236,850)	(4,276,822)
Income before income taxes	6,166,217	(4,236,850)	1,929,367
Income tax expense	(1,026,477)	-	(1,026,477)
Net income	$5,139,740	$(4,236,850)	$902,890

Net income per common share:
Basic	$0.29	$(0.24)	$0.05
Diluted	$0.27	$(0.22)	$0.05

NOTE 18-SUBSEQUENT EVENTS

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

The Company has evaluated subsequent events through the filing date of the Form 10-Q/A and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of the date of the filing of the Form 10-Q and the Company undertakes no responsibility to update these forward-looking statements.

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

For the three months ended September 30, 2009, income before income taxes decreased $1,418,139 to $738,738 from $2,156,877 for the corresponding period of the prior year. The decrease was primarily due to the $2,738,135 loss from revaluation of financial instruments liabilities in 2009, offset by an the increase in gross profit based on the increased sales.

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

For the nine months ended September 30, 2009, income before income taxes decreased $2,168,537 to $1,929,367 from $4,097,904 for the corresponding period of the prior year. The decrease was primarily due to the $4,236,850 loss from revaluation of financial instruments liabilities in 2009, offset by an increase in gross profit. As a result, net income also decreased $2,509,072 to $902,890 from $3,411,962. Excluding the non-cash loss from revaluation of financial instruments liabilities, net income would have been $5,139,740 in 2009.

Liquidity and Capital Resources –June 30, 2009

Operating.  For the nine months period ended September 30, 2009, the Company’s operations provided cash resources of $7,345,778 as compared to $6,020,968 for the nine months period ended September 30, 2008, an increase of cash provided by operating activities of $1,342,810, or 22%. The increase was mainly due to increased net income before the non-cash loss from revaluation of financial instruments liabilities during the nine months ended September 30, 2009 compared to the same period last year attributable to increased gross profit on increased sales, offset by increased income tax expense based on the impact of those sales on income before income taxes.

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