Form 10-K
period 2009-12-31
China Kangtai Cactus Bio-tech, Inc.
filed 2010-04-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Harbin, Heilongjiang Province, People’s Republic China
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2009, was approximately $5,343,956. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of April 12, 2010, there were 20,740,762 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

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

The Company has over 387 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutraceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powders, which are raw materials for cactus nutraceuticals. The Company’s annual production capability of edible cacti in 2009 is 19,184 tons.

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

The revenue generated from sales of nutraceutical products was approximately $10,722,568 in fiscal year 2009, or about 40% of the total net sales.

The revenue generated from sales of cactus food, beverage and wine was approximately $9,702,993 in year 2009, or about 36%. The remaining 24% of the sales is cactus raw and intermediate materials.

The Company currently has four product categories which are nutraceuticals, beverages, raw and intermediate materials and packaged foods. The table below sets forth revenue derived from each product category and the percentage of total revenue each product category accounts for in 2009:

Product Categories	Sales revenue in 2009 (in US$)	Percentage of Total Revenue in 2009
Nutraceuticals	10,722,568	40%
Beverages	9,318,655	35%
Raw & Intermediate Materials	3,485,604	13%
Packaged Foods	384,337	1%
Cactus Feed	2,309,059	10%
Cactus cigarettes	317,133	1%
Total Revenue	26,537,356

The following table sets forth further breakdown of the Nutraceuticals by specific products and the percentage each product accounts for in 2009:
Name of Nutraceutical Products	Sales (in US$)	Percentage of Total Revenue
Cactus Calcium Peptide Soft Capsule	2,191,772	8%
Cactus Protein Nutrient	3,105,938	12%
Cactus Calcium Peptide Soft Capsule for Children	2,347,819	9%
Cactus Shuxin Capsule	3,077,039	11%
Total	10,722,568	40%

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

Line	Cactus Related Products	Varieties	Brand	Sub-Brand	Launch Date
Nutraceutical	Cactus Calcium Peptide Soft Capsule	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Calcium Peptide Soft Capsule for Children	One	Kangda Cactus	Magic Baby	Jan. 2003
Nutraceutical	Cactus Shuxin Capsule	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Tangkang Capsule	One	Kangda Cactus	Magic Baby	Jul. 2004
Nutraceutical	Cactus Delicious Vinegar for Noble Lady	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Protein Nutrient	One	Kangda Cactus	Magic Baby	Jan. 2002
Nutraceutical	Cactus Fruit Health Oral Liquid	One	Kangda Cactus	Magic Baby	Aug. 2004
Beverage	Cactus Prickly Pear Wine	Five	Kangda Cactus	Magic Baby	Oct. 2003
Beverage	Cactus Overlord Scourge Flower Imperial Wine	One	Kangda Cactus	Magic Baby	Apr. 2003
Beverage	Cactus Fruit Wine	One	Kangda Cactus	Magic Baby	Jan. 2005
Beverage	Cactus Tang Gong Tian Bao Liquor	One	Kangda Cactus	Magic Baby	Jun. 2004
Beverage	Cactus Double Flowers Tea	Several	Kangda Cactus	Magic Baby	Oct. 2001
Beverage	Cactus Beer	One	Kangda Cactus/ Tsingtao Co-Brand	N/A	Jan. 2005
Beverage	Cactus Juice Beverage	Two	Kangda Cactus	Magic Baby	Nov. 2006
Beverage	Cactus Iced Black Tea	One	Kangda Cactus	Magic Baby	Jan. 2003
Beverage	Cactus Iced Green Tea	One	Kangda Cactus	Magic Baby	Jan. 2003
Beverage	Cactus Fruit Dry Red Wine	One	Kangda Cactus	Magic Baby	Jan. 2005
Beverage	Cactus Fruit Juice Beverage	One	Kangda Cactus	Magic Baby	Jan. 2006
Beverage	Cactus Honeysuckle Beverage	One	Kangda Cactus	Magic Baby	Jan. 2003
Packaged Food	Cactus Noodles	Several	Kangda Cactus	Magic Baby	Sep. 2004
Packaged Food	Cactus Perserved Bag Vegetables	Two	Kangda Cactus	Magic Child	Jan. 2001
R&I Materials	Cactus Palm Leaves	Several	Kangda Cactus	Milpa-Alta and Pyramid	Jan. 2001
R&I Materials	Cactus Dry Powder	Several	Kangda Cactus	Milpa-Alta	Jan. 2004
Animal Feed	Cactus fish feed	One	Kangda Cactus	Kang Tai Bao	Jul. 2008
Animal Feed	Cactus cattle feed	One	Kangda Cactus	Kang Tai Bao	Jul. 2008
Animal Feed	Cactus hog feed	One	Kangda Cactus	Kang Tai Bao	Oct. 2009
Cigarette	Cactus Cigarette	Two	Kangda Cactus	Shengcao	Sep. 2009

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 200 self-owned, franchised chain and Kangtai branded stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products primarily through various types and levels of provincial and municipal distributors and agents in Dalian, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Hebei, Liaoning, Shanxi, Hunan, Gansu and Shandong in China. The Company’s major revenue breakdown by region in China for the 2009 fiscal year is as follows:

US$
Heilongjiang	$7,678,840
Jilin	$797,438
Shandong	$1,950,825
Beijing	$3,789,993
Guangdong	$4,878,831
Liaoning	$740,510
Shanxi	$806,762
Hunan	$837,216
Gansu	$1,005,715
Other	$4,051,226

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

We are currently the leading cactus grower and cactus related products producer in China. We have cactus farm covering over 387 acres and an active research and development department which currently holds 18 patents and is seeking 12 new ones in various product categories. Our products are sold in supermarkets, food stores, hotels and restaurants though our growing distribution network in 12 provinces and two municipalities in China. We have a total of 31 product lines compare to our top five competitors which combined have a total of about 30 product lines. In addition, our competitive advantages include the following:

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

Employees

At December 31, 2009, the Company has a total of 132 full time employees and generally enjoys good employer-employee relationship. In addition, the Management of the Company expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by its employees. The table below sets forth the number of our full time employees by department and location:

DEPARTMENT	NUMBER	LOCATION
Administration	10	Harbin
Sales	25	Harbin
Production	52	Harbin
Baisha Base (cactus crop growing and production)	27	Taishan
Shalan Base (cactus crop growing and production)	8	Taishan
Research and Development	10	Harbin
Total	132

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

PART II

ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Year	Quarter Ended	High	Low
2009	December 31	$2.71	$2.60
	September 30	$1.48	$1.40
	June 30	$0.75	$0.73
	March 31	$0.29	$0.20

2008	December 31	$0.51	$0.12
	September 30	$0.83	$0.31
	June 30	$0.73	$0.53
	March 31	$0.92	$0.65

Record Holders

As April 12, 2010 there were approximately 92 shareholders of record holding a total of 20,740,762  shares of common stock.

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

ITEM 5. SELECTED FINANCIAL DATA

Not required.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements,” which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10K and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal years ended December 31, 2009 and 2008.

Results of Operations

Comparison of Sales for the Years Ended December 31, 2009 and 2008

	2009	2008	% of changes
Sales by categories
Nutraceuticals	$10,722,568	$10,125,570	5.90%
Beverages	9,318,655	5,395,341	72.72%
Raw & intermediate materials	3,485,604	3,800,383	-8.28%
Packaged foods	384,337	119,285	222.20%
Cactus cigarettes	317,133	-	-
Cactus feed	2,309,059	860,004	168.49%
Total Sales	$26,537,356	$20,300,583	30.72%

Sales for the year ended December 31, 2009 totaled $26,537,356, an increase of $6,236,773, or 30.72% compared to the sale of $20,300,583 for the year ended December 31, 2008.  The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers. The sale of our beverage products was $9,318,655, an increase of $3,923,314, or 72.72% as compared to the sale of $5,395,341in 2008. Increased beverage sales accounted for 63% of total increased sales.  The sale of cactus feed products was $2,309,059, an increase of $1,449,055, or 168.49%, as compared to the sale of $860,004 in 2008. Increased cactus feed sales accounted for 23% of total increased sales.

Cost of Sales

Cost of sales totaled $16,016,434 in 2009, an increase of $3,709,131, or 30.14% as compared to $12, 307,303 in 2008. The increase of cost of sales was in line with the increase of our sales in 2009. The gross profit rate was 39.65% in 2009. It was about same as compared to the gross profit rate of 39.37% in 2008.

Comparison of Operating Expenses for the Years Ended December 31, 2009 and 2008

	2009	2008
Operating Expenses
Selling expenses	$249,083	$214,285
Provision for reserve for allowances, return and doubtful accounts	26,897	136,125
Research and development	102,627	12,397
Depreciation and amortization expenses	252,715	285,700
Public company related professional and other expenses	193,835	262,735
Other general and administrative expenses	168,235	268,797
Total Operating Expenses	$993,392	$1,180,039

Operating expenses for the year ended December 31, 2009 totaled $993,392, representing a decrease of $186,647, or 16%, compared to $1,180,039 for the year ended December 31, 2008. The decrease in operating expenses was mainly attributable to decrease in public company related professional and other expenses and other general and administrative expenses.

Public company related professional and other expenses consist of audit, legal, investor relations and other filing expenses.

During 2009, public company related professional and other expenses totaled $193,835, decreased by $68,900 as compared to $262,735 in 2008. The decrease is mainly attributable to a decrease of $51,000 in legal fees and $13,256 in fees related to investor relations.

Other general and administrative expenses consist of auto expenses, bad debts expense, office, rent and utilities, salaries and wages and others. Other general and administrative expenses totaled $168,235 in 2009, a decrease of $100,562, or 37% as compared to $268,797 in 2008. The decrease is mainly attributable to a decrease of $58,517 in stock option expense incurred from 90,635 in 2008 to $32,118 incurred in 2009 and a decrease of $26,680 incurred for shares issued by the Company in 2008 to obtain a waiver of liquidated damages and liability.

Comparison of Other Income and Expenses for the Years Ended December 31, 2009 and 2008

Other general and administrative expenses consist of auto expenses, bad debts expense, office, rent and utilities, salaries and wages and others. Other general and administrative expenses totaled $168,235 in 2009, a decrease of $100,562, or 37% as compared to $268,797 in 2008. The decrease is mainly attributable to a decrease of $58,517 in stock option expense incurred from $90,635 in 2008 to $32,118 incurred in 2009, and a decrease of $26,680 incurred for shares issued by the Company in 2008 to obtain a waiver of liquidated damages liability.

During 2009, the Company recorded a gain of $495,348 on disposal of property, plant and equipment (see Note 4 to Financial Statements) as compared a loss of $14,323 in 2008.

Income from Operations

Income from operations totaled $9,527,530 in 2009, an increase of $2,714,289, or 40%, as compared to $6,813,241 in 2008.

It was mainly resulted from increased sales and decreased operating expenses as discussed above.

Net  Income

Net income totaled $480,125 in 2009 as compared to the net income of $5,681,500 in 2008. The decrease of net income was caused mainly by the expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. (See Note 10 to Financial Statements). Absent this expense, the Company would have a net income of $8,406,307; basic earnings per share $0.46 and diluted earnings per share $0.43 in 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $2,918,000 as of December 31, 2009, as compared to approximately $4,399,000 as of December 31, 2008. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Net cash provided by operating activities was $7,749,649 and $9,676,505 for the year ended December 31, 2009 and 2008, respectively. The decrease in net cash provided by operating activities in 2009 was due to the increase of other receivable in the amount of $3,747,926 resulted from the buy and sale of land use rights and certain equipment in 2009 (see Note 4).

Net cash used by investing activities was $9,460,214 in 2009, compared to $7,184,232 in 2008. On August 25, 2009, the Company acquired land use rights of state-owned land located in Langbei Village, Baisha Town covering an area of 181,854 square meters, with a useful life of 50 years starting from the issue date of the land use right certificate. The purchase price for the Taishan Baisha land use rights of 66,376,800 RMB ($9,710,926) was paid in full as of December 31, 2009.

Net cash provided by financing activities was $255,042 in 2009, compared to $720,922 in 2008. During 2008, the Company received net proceeds of 720,922 from the sale of Series A preferred stock. During 2009, the Company received deposits of $250,000 for exercise 333,334 shares of warrant A.

Note Payable to a Financial Institution

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $53,219 and $52,326 for the years ended December 31, 2009 and 2008, respectively.

Estimated Liability for Equity-Based Financial Instruments with Characteristics of Liabilities

Effective January 1, 2009, the Company reclassified the fair values at January 1, 2009 of the outstanding Series A Convertible Preferred Stock and the warrants comprising the March 21, 2008 and the July 16, 2008 sales of units (see Note 11 to Financial Statements) from stockholders’ equity to liabilities, as follows:

	Shares / Warrants	Fair Value

Series A Convertible Preferred Stock	1,150,000	$333,500

A warrants	1,250,000	122,000
B warrants	1,500,000	120,150
C warrants	500,000	47,950
D warrants	600,000	47,640
Total warrants	3,850,000	337,740

Total Financial Instruments	5,000,000	$671,240

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

At December 31, 2009, the fair values of the financial instruments consisted of:

	Shares / Warrants	Fair Value

Series A Convertible Preferred Stock	50,000	$135,500

A warrants	-	-
B warrants	1,500,000	2,839,500
C warrants	500,000	992,500
D warrants	600,000	1,090,860
Total warrants	2,600,000	4,922,860

Total Financial Instruments	2,650,000	$5,058,360

Accordingly, total of $5,058,360 was recorded as estimated liabilities for equity-based financial instruments with characteristics of liabilities in the balance sheet as of December 31, 2009, and the same amount was recognized as expense from valuation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values in the income statement for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2009 and 2008 included in this annual report, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value of Financial Instruments

In connection with the determination of estimated liability for equity-based financial instruments with characteristics of liabilities (see Note 10 to consolidated financial statements), the Company used the Black-Scholes option pricing model and the following assumptions: expected volatility of 100%, and risk-free interest rate of 2%.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters.” The Company’s subsidiaries, Harbin Hainan Kangda and Guangdong Taishan Kangda, are located and operated in China. The Chinese Yuan is the functional currency. The financial statements of China Kangtai are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenues, costs and expenses. Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. The standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  For the Company, this standard was effective beginning April 1, 2009 and adoption of this standard did not have a material impact on the Company’s results of operations or financial condition

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The Company is currently evaluating the impact of this standard, but does not expect to have a material impact on the Company’s results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on the Company’s results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. Adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s results of operations and financial condition.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009 which was designed to provide reasonable assurance. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the year ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held
Jinjiang Wang	60	President, Chief Executive Officer and Chairman of the Board of Directors
Chengzhi Wang	39	General Manager and a Director
Hong Bu	35	Chief Financial Officer and a Director
Jiping Wang	48	Director
Song Yang	35	Director

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

Board Leadership Structure

The Board of Directors believes that Mr. Wang’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Wang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees, customers and suppliers.

Family Relationships

Our Chairman, President and CEO, Mr. Jinjiang Wang is the father of our General Manager, Mr. Chengzhi Wang and our CFO Ms. Hong Bu is the wife of Mr. Chengzhi Wang and daughter in law of Mr. Jinjiang Wang. Other than the relationship described above, there are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committees

The board of directors has established an audit committee. The audit committee is comprised of Jinjiang Wang and Chengzhi Wang. The audit committee has yet to adopt a definitive charter though it typically reviews, acts on, and reports to the board of directors with respect to various auditing and accounting matters. The matters typically considered by CKGT’s audit committee include recommendations as to the performance of its independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. We do not have a financial expert serving on our audit committee.

In order to be listed on any of these exchanges, CKGT would be required to adopt a definitive charter for its audit committee. The board of directors has not yet established a compensation committee or a nominating committee.

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

Based solely on the Company’s review of the copies of such forms it has received, and written representations from certain reporting persons during the 2009 fiscal year, the Company believes that all of its executive officers and directors complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides summary compensation information for the years 2009 and 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Compensation Earnings ($)	All other Compensation ($)	Total ($)
Jinjiang Wang,	2009	$17,556	-	-	-	-	-	-	$17,556
President, Chief Executive	2008	$14,630	-	-	-	-	-	-	$14,630
Officer and Chairman

Chengzhi Wang,	2009	$14,045	-	-	-	-	-	-	$14,045
General Manager	2008	$11,118	-	-	-	-	-	-	$11,118

Hong Bu,	2009	$14,045	-	-	-	-	-	-	$14,045
Chief Financial Officer	2008	$11,118	-	-	-	-	-	-	$11,118

(1) Converted from RMB at the exchange rate of 1RMB=US$0.1463

No executive officer received compensation in excess of $100,000 during the fiscal years ended December 31, 2009 and 2008. In addition, members of the Board of Directors did not receive compensation for their services during the fiscal years ending December 31, 2009 and 2008.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. CKGT does not anticipate adopting a provision for compensating directors in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 12, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Title of Class	Name and Address of Owner	Amount and Nature of Ownership		Percent of Class(1)
Executive Officers and Directors
Common Stock	Jinjiang Wang The 4th Group, 21st Residents’ Committee Xinhua Street, Boli Town, Boli County Heilongjiang Province P.R.C.	4,801,390 Direct	(2)	23.1%
Common Stock	Chengzhi Wang No. 98 Xiangshun Street Xiangfang District, Harbin, P.R.C.	3,892,970 Direct		18.7%
Common Stock	Hong Bu No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	750,046 Direct		3.6%
Common Stock	Jiping Wang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	700,734 Direct		3.3%
Common Stock	Song Yang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	726,688 Direct		3.5%
Common Stock	All Directors and Executive Officers as a Group (5 persons)	10,871,828 Direct		52.4%
5% Holder
Common Stock	T Squared Investments LLC. 1325 Sixth Avenue, Floor 28 New York, NY 10019	2,743,660 Direct	(3)	13.2%

(1) Applicable percentage ownership is based on 20,740,762 shares of common stock outstanding as of April 12, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of April 12, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 12, 2010are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(3) Of which 50,000 shares of common stock are issuable upon conversion of 50,000 shares of Series A Convertible Preferred Stock at the election of the holder at any time and 2,125,000 shares of common stock are issuable upon the exercise of warrants which are immediately exercisable. Pursuant to the Preferred Stock Purchase Agreements and Common Stock Purchase Warrants by and between the Company and the T Squared Investments LLC (“T Squared”) dated March 21, 2008 and July 16, 2008, T Squared is not entitled to exercise any warrant which will result in beneficial ownership by T Squared and its affiliates of more than 4.9% of the outstanding shares of the Company’s common stock.

ITEM 12.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our registered independent public accounting firm is Michael T. Studer, C.P.A., P.C. The fees billed by Michael T. Studer, C.P.A., P.C. in 2009 and 2008 were as follows:

	2009	2008
Audit Fees	$102,218	$94,000
Audit-Related Fees		-
Total Audit and Audit-Related Fees	$102,218	$94,000
Tax Fees		-
All Other Fees		-
Total for independent public audit firms	$102,218	$94,000

Tax Fees

The aggregate fees billed by P. C. Liu, CPA, P.C. for tax compliance, tax advice and tax planning were $1,000 for the fiscal years ended December 31, 2009 and $1,000 for the fiscal years ended December 31, 2008.

Audit Committee Pre-Approval

The Company's Audit Committee pre-approved the engagement of Michael T. Studer, C.P.A., P.C. to act as its independent auditor for the fiscal year ended December 31, 2009. The Company's Audit Committee also pre-approved Michael T. Studer, C.P.A., P.C. to provide the audit, audit related services, and all other services described above for the fiscal year ended December 31, 2009. The Company's board of directors also pre-approved P. C. Liu, C.P.A, P.C. to provide the tax services for the fiscal period ended December 31, 2009.

ITEM 14.  EXHIBITS

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
3.5
Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 21, 2008 (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).

3.6
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

10.13	Distributions Agreement dated February 9, 2007, with Jianshuang Zhang - Hubei (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
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

10.17	Distributions Agreement dated January 16, 2007, with Guangdong Jinpei Lin (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.18
Distributions Agreement dated January 9, 2007, with Fujian Tianyi Economic and Trading Company Ltd (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).

10.19	Distributions Agreement, Dated January 20, 2007, With Beijing Yaping Liu (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.20	Cooperation Agreement between Harbin Hainan Kangda Cactus Hygienical Foods Co., Ltd and Party B: Harbin Meijia Bio-Tech Co., Ltd. dated October 8, 2007.
10.21
Contract of Termination of Lease, dated January 10, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.22
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

10.39
Registration Rights Agreement dated as of March 21, 2008 by and between the Company and the Investors named therein (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).

10.40	Common Stock Purchase Warrant “A” (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).
10.41	Common Stock Purchase Warrant “B” (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).
10.42	Form of Preferred Stock Purchase Agreement dated as of July 16, 2008 by and between the Company and T Squared Investments LLC. (incorporated by reference to the Form 8-K filed on July 21, 2008)
10.43	Common Stock Purchase Warrant “A” (incorporated by reference to the Form 8-K filed on July 21, 2008)
10.44	Common Stock Purchase Warrant “B” (incorporated by reference to the Form 8-K filed on July 21, 2008)
10.45
Asset Purchase Agreement dated as of March 25, 2009, between Harbin Hainan Kangda Cactus Health Food Co., Ltd., a wholly owned subsidiary of China Kangtai Cactus Bio-Tech, Inc., and Qitaihe Kangwei Biotechnology Co., Ltd. (incorporated by reference to the Form 8-K filed on March 30, 2009)

10.46
Form of Common Stock Purchase Agreement by and between China Kangtai Cactus Bio-Tech, Inc. and Seaside 88, LP, dated as of November 5, 2009 (incorporated by reference to the From 8-K filed on November 9, 2009)

10.47	Agreement by and between Harbin Hainan Kangda Cactus Health Food Co., Ltd. and City of Qitaihe, China dated January 27, 2010 (incorporated by reference to the From 8-K filed on January 28, 2010)
21.1	List of Subsidiaries (incorporated by reference to the From 10-KSB filed on April 15, 2008)
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

Date: April 15, 2010

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer

Date: April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Date: April 15, 2010

By:	/s/ Chengzhi Wang	General Manager and a Director
Date: April 15, 2010

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial and Accounting Officer
Date: April 15, 2010

By:	/s/ Jiping Wang	Director
Date: April 15, 2010

By:	/s/ Song Yang	Director
Date: April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Kangtai Cactus Bio-Tech Inc.

I have audited the accompanying consolidated balance sheets of China Kangtai Cactus Bio-Tech Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Kangtai Cactus Bio-Tech Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/S/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
April 14, 2010

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$2,918,068	$4,398,897
Accounts receivable, net of allowance for doubtful accounts of $1,006,597 and $979,700, respectively	2,283,257	3,869,985
Inventories	2,440,904	3,376,635
Prepaid expenses	1,265	1,005
Other receivables	3,992,562	-
Total Current Assets	11,636,056	11,646,522

Property, plant and equipment, net of accumulated depreciation of $2,112,093 and $1,649,662, respectively	5,750,876	6,236,914

Other Assets
Intangible assets, net of accumulated amortization of $1,054,531 and $920,040, respectively	316,300	454,445
Land use rights, net of accumulated amortization of $473,151 and $289,941, respectively	17,981,834	8,609,491

Total Assets	$35,685,066	$26,947,372
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$311,417	$315,639
Note payable	885,115	887,475
Taxes payable	789,141	570,855
Other payable	5,042	-
Total Current Liabilities	1,990,715	1,773,969

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Designated as Series A convertible Preferred Stock (50,000 shares issued and outstanding at December 31, 2009)	135,500	-
Warrants	4,922,860	-
Total	5,058,360	-

Total Liabilities	7,049,075	1,773,969

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstand: 50,000 and 1,150,000 shares, respectively	-	1,150
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 20,024,024 and 17,885,625 shares, respectively	20,024	17,886
Additional paid-in capital	11,003,276	7,819,865
Retained earnings
Appropriated	3,881,804	2,682,345
Unappropriated	10,903,711	11,604,285
Accumulated other comprehensive income	2,827,176	3,047,872
Total stockholders' equity	28,635,991	25,173,403
Total Liabilities and Stockholders' Equity	$35,685,066	$26,947,372

The accompanying notes are an integral part of these financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For The Years Ended December 31,

	2009	2008

Net Sales	$26,537,356	$20,300,583
Cost of Sales	(16,016,434)	(12,307,303)
Gross Profit	10,520,922	7,993,280

Operating Expenses
Selling expenses	249,083	214,285
Provision for reserve for allowances, returns and doubtful accounts	26,897	136,125
General and administrative expenses	464,697	543,929
Depreciation	77,323	77,015
Amortization of land use rights	38,165	73,761
Amortization of intangible assets	137,227	134,924
Total operating expenses	993,392	1,180,039
Income from Operations	9,527,530	6,813,241

Other Income (Expense)
Interest income	69	838
Imputed interest expense	(53,219)	(52,326)
Expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(7,926,182)	-
Net gain (loss) on disposal of property, plant and equipment	495,348	(14,323)
Total Other Income (Expenses)	(7,483,984)	(65,811)
Income before Income Tax	2,043,546	6,747,430
Income tax expense	(1,563,421)	(1,065,930)
Net Income	480,125	5,681,500
Deemed dividends relating to the beneficial conversion feature included in the sale of the Series A preferred stock and warrants	-	(322,750)
Net Income Attributable to Common Stockholders	$480,125	$5,358,750

Net Income Per Common Share
Basic	$0.03	$0.30
Diluted	$0.02	$0.29

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	18,304,775	17,767,461
Diluted	19,469,714	18,597,561

Comprehensive Income:
Net income	$480,125	$5,681,500
Foreign currency translation adjustment	(220,696)	1,309,246
Comprehensive Income	$259,429	$6,990,746

The accompanying notes are an integral part of these financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

					Additional	Unappropriated	Appropriated	Accumulated other
	Preferred Stock $0.001 par value		Common Stock $0.001 par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2007	-	$-	17,739,625	$17,740	$6,607,848	$7,082,943	$1,844,937	$1,738,626	$17,292,094
Sale of Series A preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividends	-	-	-	-	322,750	(322,750)	-		-
Issuance of shares in consideration for the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	-	-	-	-	-
Stock option expense	-	-	-	-	90,635		-		90,635
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008						5,681,500			5,681,500
Currency translation adjustment	-	-	-	-	-	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (as restated)	1,150,000	1,150	17,885,625	17,886	7,819,865	11,604,285	2,682,345	3,047,872	25,173,403
January 1, 2009 cummulative effect of change in accounting principle:
Reclassification of Series A Preferred Stock and A, B, C, and D Warrants from stockholder's equity to liablities, including revaluation at fair value of $18,760	(1,150,000)	(1,150)			(688,850)	18,760			(671,240)
Balance at January 1, 2009 after cumulative effect adjustment	-	-	17,885,625	17,886	7,131,015	11,623,045	2,682,345	3,047,872	24,502,163
Conversion of Series A preferred stock	-	-	1,100,000	1,100	1,948,067	-	-	-	1,949,167
Cashless exercise of A warrants	-	-	598,006	598	1,290,630	-	-	-	1,291,228
Cash exercise of A warrants	-	-	333,334	333	548,334	-	-	-	548,667
Exercise of stock option	-	-	107,059	107	32,011	-	-	-	32,118
Imputed interest on note payable	-	-	-	-	53,219	-	-	-	53,219
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,199,459)	1,199,459	-	-
Net income for the year ended December 31, 2009	-	-	-	-	-	480,125	-	-	480,125
Currency translation adjustment	-	-	-	-	-	-	-	(220,696)	(220,696)
Balance at December 31, 2009	-	-	20,024,024	$20,024	$11,003,276	$10,903,711	$3,881,804	$2,827,176	$28,635,991

The accompanying notes are an integral part of these financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2009	2008

Cash Flows from Operating Activities
Net income	$480,125	$5,681,500
Adjustmens to reconcile net income to net cash provided by operating activities:
Expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	7,926,182	-
Provision for reserve for allowances, returns and doubtful accounts	26,897	136,125
Net (gain) loss on disposal of property, plant and equipment	(495,348)	14,323
Depreciation - cost of sales	392,999	408,351
Depreciation - operating expenses	77,322	77,015
Amortization of land use rights -cost of sales	146,200	-
Amortization of land use rights- operating expenses	38,165	73,761
Amortization of intangible assets	137,227	134,924
Issurance of shares in consideration for the waiver of liquidated damages	-	26,680
Stock option expense	32,118	90,635
Imputed interest	53,219	52,326
Changes in operating assets and liabilities:
Accounts receivable, net	1,532,934	30,059
Prepaid expenses	(260)	19,232
Other receivables	(3,747,926)	-
Inventories	935,731	2,717,320
Accounts payable and accrued liabilities	(4,222)	(37,452)
Taxes payable	218,286	251,706
Net cash provided by operating activities	7,749,649	9,676,505
Cash Flows from Investing Activities
Purchases of land use rights	(9,710,926)	(7,186,778)
Net proceeds from disposals of property, plant and equipment	495,348	2,546
Advances to related party	(244,636)	-
Net cash (used for) investing activities	(9,460,214)	(7,184,232)
Cash Flows from Financing Activities
Proceeds from related party	5,042	-
Cash exercise of A warrants	250,000	-
Sale of Series A preferred stock-net	-	720,922
Net cash provided by financing activities	255,042	720,922
Effect of exchange rate changes on cash and cash equivalents	(25,306)	675,801
Increase (decrease) in cash and cash equivalents	(1,480,829)	3,888,996
Cash and cash equivalents, beginning of period	4,398,897	509,901
Cash and cash equivalents, end of period	2,918,068	4,398,897

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,419,189	$814,224

The accompanying notes are an integral part of these financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, note payable, taxes payable and other payable.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments and based on interest rates of comparable instruments.

Foreign Currency Translation

The functional currency of US China Kangtai and BVI China Kangtai is the United States dollar.  The functional currency of Harbin Hainan Kangda and Taishan Kangda is the Chinese Renminbi (“RMB”).  The reporting currency of the Company is the United States dollar.

Harbin Hainan Kangda and Taishan Kangda assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14630 and $0.14669 at December 31, 2009 and 2008, respectively).  Harbin Hainan Kangda and Taishan Kangda revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14661 and $0.14415 for the years ended December 31, 2009 and 2008, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for 2009 and 2008.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2009 and 2008 consist of cash on hand and demand deposit accounts with banks. The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

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
DECEMBER 31, 2009

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

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments.  Land use rights are being amortized on a straight-line basis over the remaining term of the related agreements, which range from 30 to 50 years. Other intangible assets consist of patents and licenses. Patents and licenses are being amortized over their expected useful economic life of 10 years.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $161,271 and $133,133 for the years ended December 31, 2009 and 2008, respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to general and administrative expenses for the years ended December 31, 2009 and 2008 were $102,627 and $12,397, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation- Stock Compensation”.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

The following table provides a reconciliation of common shares used in the net income per basic share and net income per diluted share computations for the years ended December 31, 2009 and 2008:

	2009	2008
Weighted average shares outstanding – basic	18,304,775	17,767,461
Series A convertible preferred stock	910,000	830,100
Incremental common shares from stock options and warrants	254,939	-
Weighted average shares outstanding - diluted	19,469,714	18,597,561

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in net income per diluted share. Antidilutive common shares related to stock options and warrants excluded from the computation of net income per diluted share were approximately 2,350,000 and 3,850,000 for the years ended December 31, 2009 and 2008, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Segment Information

The Company operates in only one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and sale of cactus powder to pharmaceutical companies for use in medical products.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. The standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  For the Company, this standard was effective beginning April 1, 2009 and adoption of this standard did not have a material impact on the Company’s results of operations or financial condition

 In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The Company is currently evaluating the impact of this standard, but does not expect to have a material impact on the Company’s results of operations or financial condition.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on the Company’s results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. Adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s results of operations and financial condition.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3 - INVENTORIES

Inventories consist of:

	December 31,
	2009	2008
Cactus stock	$2,149,643	$2,810,861
Other raw materials and work-in-process	28,158	49,826
Finished goods	311,761	515,948
Total	2,489,562	3,376,635
Less: allowance for market adjustments to inventories	(48,658)	-
Net	$2,440,904	$3,376,635

NOTE 4 – OTHER RECEIVABLES

Disposal of property, plant and equipment

Other receivables at December 31, 2009 and 2008 consist of:

	December 31,
	2009	2008

Land Center of Qitaihe	$3,116,843	$-
QitaiheTianhe Pharmaceutical Co. Ltd	631,083	-
Total	$3,747,926	$-

On March 25, 2009, Harbin Hainan Kangda entered into an Asset Purchase Agreement (the “Agreement”) with Qitaihe Kangwei Biotechnology Co., Ltd. (“Seller”). Under the terms of the Agreement, the Company was to acquire (i) land use rights of state-owned land located in Shuguang Village of Xinxing District in Qitaihe City, covering an area of 49 thousand square meters, with a use life of 43 years, (ii) housing ownership of 5,606.20 square meters in Shuguang Village of Xinxing District in Qitaihe City, HeiLongJiang Province and (iii) fixed assets consisting of machinery, equipment and facilities (including equipment, information, file data, spare parts and office supplies) located on the acquired premises. The land use rights, housing ownership and fixed assets were collectively referred to as the “Assets”. Total purchase price under the Agreement was RMB 37,000,000 ($5,413,100).

On December 19, 2009, the Company entered into a draft agreement with the Government of Qitaihe City and agreed to give up all the rights acquired from the above purchase to the Qitaihe local government for rebuilding the city of Qitaihe. In return for forfeiting the properties purchased, the Company received a total of RMB 36,304,461 (approximately US$5.3 million) as compensation from the City of Qitaihe. The agreement of forfeiting was signed on January 27, 2010.

On December 20, 2009, the Company sold certain equipment it had previously acquired to an unrelated third party in the amount of RMB 4,313,620 (approximately $631,000).

As a result of transactions described in the preceding two paragraphs, the Company recognized a net gain of RMB 3,378,675 ($495,348) on the “Disposal of property, plant and equipment,” which is included within “Other Income (Expense) in the Statement of Operations for the year ended December 31, 2009.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The balance due from Land Center of Qitaihe and proceeds receivable from sale of equipment are included in “Other receivables” totaling 25,618,801 RMB ($3,747,926) at December 31, 2009, of which the $631,083 receivable from the sale of equipment was collected in January 2010 and $3,116,843 receivable from the sale of the Qitaihe City Assets was collected in the first quarter 2010.

Due from related party

At December 31, 2009, other receivable includes due from related party, as follows:

	2009	2008
Due from Chengzhi Wang,
General Manager and a Director, interest free, due on demand	$244,636	$-

The Company received full repayment from Mr. Chengzhi Wang in January 2010.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	December 31,
	2009	2008

Buildings	$2,920,766	$2,928,548
Plant equipment and machinery	4,642,249	4,654,625
Motor vehicles	288,816	289,586
Furniture and office equipment	11,138	13,817
Total	7,862,969	7,886,576
Less accumulated depreciation	(2,112,093)	(1,649,662)
Net	$5,750,876	$6,236,914

Depreciation expense was $470,321and $485,366 for the years ended December 31, 2009 and 2008, respectively, of which $392,999 and $408,351, were included in cost of sales, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6 - LAND USE RIGHTS

Land use rights, net consist of:

	December 31,
	2009	2008
Harbin Hainan Kangda	$17,584,244	$8,026,397
Taishan Kangda	870,741	873,035
Total	18,454,985	8,899,432
Less accumulated amortization	(473,151)	(289,941)
Net	$17,981,834	$8,609,491

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

The purchase price for the Taishan Basha land use rights of 66,376,800 RMB ($9,710,926) was paid in full as of December 31, 2009. The land use rights were considered placed in service and amortization of the cost is to begin being charged to operations commencing after December 31, 2009, based upon an approval received from the PRC by the Company on January 5, 2010.

Amortization of land use rights was $184,365 and $73,761 for the years ended December 31, 2009 and 2008, respectively, of which $146,200 and $0, respectively, were included in cost of goods sold.

The expected amortization of the above land use rights for each of the five succeeding fiscal years ending December 31, and in the aggregate, are as follows:

Years:	Amount

2010	$414,970
2011	414,970
2012	414,970
2013	414,970
2014	414,970
Thereafter	15,906,984
Total	$17,981,834

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	December 31,
	2009	2008
Patents and licenses	$1,370,831	$1,374,485
Less accumulated amortization	(1,054,531)	(920,040)
Net	$316,300	$454,445

Patent amortization expense was $137,227 and $134,924 for the years ended December 31, 2009 and 2008, respectively.

The expected amortization of the above intangible assets for each of the five succeeding fiscal years ending December 31, and in the aggregate, are as follows:

Years:	Amount

2010	$137,227
2011	137,227
2012	41,846
2013	-
2014	-
Total	$316,300

NOTE 8 - NOTE PAYABLE

Note payable consists of:

	December 31,
	2009	2008

Note payable to a financial institution, interest free, unsecured and due on demand.	$885,115	$887,475

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $53,219 and $52,326 for the years ended December 31, 2009 and 2008, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9 – TAXES PAYABLE

Taxes payable consist of:

	December 31,
	2009	2008

Value added tax payable	$74,419	$132,745
Consumption tax	151,751	54,397
Business taxes	31,554	-
Miscellaneous taxes and fees	4,153	681
Various taxes subtotal	261,877	187,823

Corporation income tax payable	527,264	383,032

Total Taxes Payable	$789,141	$570,855

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

	Shares / Warrants	Fair Value

Series A Convertible Preferred Stock	1,150,000	$333,500

A warrants	1,250,000	122,000
B warrants	1,500,000	120,150
C warrants	500,000	47,950
D warrants	600,000	47,640
Total warrants	3,850,000	337,740

Total Financial Instruments	5,000,000	$671,240

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

At December 31, 2009, the fair values of the financial instruments consisted of:

	Shares / Warrants	Fair Value

Series A Convertible Preferred Stock	50,000	$135,500

A warrants	-	-
B warrants	1,500,000	2,839,500
C warrants	500,000	992,500
D warrants	600,000	1,090,860
Total warrants	2,600,000	4,922,860

Total Financial Instruments	2,650,000	$5,058,360

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2009.

	Shares / Warrants	Fair Value

Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Revaluation charged to operations	-	2,738,135
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	$5,058,360

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
DECEMBER 31, 2009

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

The Series A Preferred Stock, has no voting or dividend rights, is entitled to a liquidation preference of $0.60 per share, and each share is convertible into one share of Company common stock at the option of the holder (which was adjustable to more shares if certain ”defined EPS”  performance thresholds were not met for the six months ended September 30, 2008 or the year ended December 31, 2008; however, the performance thresholds were met). In addition, the Investor had the right to participate in any subsequent funding by the Company on a pro-rata basis at 100% of the offering price for a three month period following the closing. In addition, the conversion price of the Series A Preferred Stock and the exercise price of the warrants is to be reduced in the event of any stock splits or stock dividends or in the event that the Company sells, grants, or issues any shares, options, warrants, or any convertible instrument at a price below the $0.60 current conversion price of the Series A Preferred Stock or the current exercise prices of the warrants.

The Company recorded as a $196,500 deemed dividend and as a $196,500 increase in additional paid-in capital , the beneficial conversion feature allocated to the convertible preferred stock only ($196,500) based on a relative allocation of the fair values of the convertible preferred stock ($625,000), the A warrants ($477,250) and the B warrants ($488,250) to the gross actual proceeds received ($500,000). The fair value of the warrants was estimated using  the Black-Scholes option pricing model and the following assumptions: stock price of $0.75 per share, exercise price of $0.75 per share for the A warrants, exercise price of $1.00 per share for the B warrants, term of 3 years, expected volatility of 74%, and risk-free interest rate of 4%.

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

Below is summary of the deemed dividends for the year ended December 31, 2008:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

March 21, 2008	$196,500
July 16, 2008	126,250
Total	$322,750

On October 27, 2008, the Company issued 100,000 shares of common stock to the Investor for the conversion of 100,000 shares of Series A Preferred Stock. On September 10, 2009, the Company issued 416,667 shares of common stock to the Investor for the conversion of 416,667 shares of Series A Preferred Stock. On October 22, 2009, the Company issued 433,333 shares of common stock to the Investor for the conversion of 433,333 shares of Series A Preferred Stock. On November 23, 2009, the Company issued 250,000 shares of common stock to the Investor for the conversion of 250,000 shares of Series A Preferred Stock. There are 50,000 shares of Series A Preferred Stock remaining.

In November and December 2009, the aforementioned A warrant holder exercised 916,666 A warrants in a cashless exercise and received 598,006 shares of common stock.

In October 2009, the aforementioned A warrant holder exercised 333,334 A warrants at a price of $0.75 per share, or $250,000 total, and was issued 333,334 shares on January 18, 2010.

NOTE 12 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

A summary of stock option and warrant activity for the years ended December 31, 2009 and 2008 as follows:

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-

Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-

Outstanding at December 31, 2008	400,000	3,850,000

Granted and issued	-	-
Exercised	(107,059)	(1,250,000)
Forfeited/expired/cancelled	(42,941)	-
Outstanding at December 31, 2009	250,000	2,600,000

Stock options outstanding at December 31, 2009 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date

March 10, 2008	250,000	250,000	$1.00	March 10, 2012

Total	250,000	250,000

The 400,000 stock options granted in 2008 were all issued to the Company’s law firm for services rendered.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

On March 10, 2008, the Company granted 250,000 options to the law firm, all exercisable at $1.00 per share to March 10, 2012, and expensed the $59,225 fair value of these options at March 10, 2008 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.41 per share, exercise price of $1.00 per share, term of 4 years, expected volatility of 100%, and risk-free interest rate of 4%).

On December 31, 2008, the Company granted 150,000 options to the law firm, all exercisable at $0.30 per share to December 31, 2012, and expensed the $31,410 fair value of these options at December 31, 2008 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.29 per share, exercise price of $0.30 per share, term of 4 years, expected volatility of 107%, and risk-free interest rate of 2%).

In July 2009, pursuant to a cashless exercise amendment, 107,059 options were converted into 107,059 shares of common stock and the remaining 42,941 options were cancelled. The Company expensed the $32,118 exercise amount relating to the 107,059 shares.

Warrants outstanding at December 31, 2009 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date

March 21, 2008	1,500,000	1,500,000	$1.0000	March 21, 2011
July 16, 2008	500,000	500,000	$0.9375	July 16, 2011
July 16, 2008	600,000	600,000	$1.2500	July 16, 2011

Total	2,600,000	2,600,000

NOTE 13 – RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $10,306,160 and $10,185,183 at December 31, 2009 and 2008, respectively.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

At December 31, 2009, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

BVI China Kangtai was incorporated in the BVI and is not subject to tax on income or on capital gains.

Harbin Hainan Kangda and Taishan Kangda were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Harbin Hainan Kangda located its factories in a special economic region in Harbin, the PRC. This economic region allows foreign owned enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2005 and 2006, and a 50% income tax reduction for the following three years, being 2007 to 2009. Harbin Hainan Kangda was approved as a wholly owned foreign enterprise in March 2005. The effective income tax rate was 15% for the years ended December 31, 2009 and 2008. The income tax rate is increased to 25% beginning from January 1, 2010.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	December 31,
	2009	2008

Expected tax at 35%	$715,241	$2,361,601
Non-deductible expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value	2,774,164	-
Tax effect of unutilized losses of US China Kangtai and BVI China Kangtai	63,797	143,313
Tax effect of PRC income taxed at lower rate	(1,989,781)	(1,438,984)
Actual provision for income taxes	$1,563,421	$1,065,930

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases farm sheds and land for growing cactus from third parties under operating leases. Rental expenses for all operating leases for the years ended December 31, 2009 and 2008 were $ 8,056 and $12,210 respectively.

At December 31, 2009, future minimum rental commitments under all non-cancellable operating leases are due as follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

For the Year Ended
December 31,
2010	$6,272
2011	6,272
2012	6,272
2013	6,272
2014	2,175
Thereafter	52,212
Total	$79,475

Consulting Agreements

The Company entered into a six months investor relations consulting contract on July 1, 2009. The Company is required to pay the consultant a fee of $5,000 per month, consisting of $2,500 in cash and $2,500 in Company restricted common stock. The contract is to be automatically renewed for six months unless either of the two parties gives 30 days written notice of termination. At April 13, 2010, the Contract is still active.

The Company entered into a one year consulting agreement with First Trust China Ltd. on September 1, 2009. The Company is required to pay the consultant a monthly cash retainer of $2,000 paid quarterly, of which the first 3 months was due upon signing of the contract. In addition, the Company is required to issue 80,000 shares of its common stock to the consultant semi-annually, the first 40,000 shares (which were issued February 9, 2009) of which were to be issued within 3 months of signing the agreement.

General and administrative expenses for the year ended December 31, 2009 includes $16,831 incurred to the consultants.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 16 – SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products.  Substantially all of the Company’s identifiable assets at December 31, 2009 and 2008 were located in the PRC.  Net sales for the periods presented were all derived from PRC and Taiwan customers. During the years ended December 31, 2009 and 2008, two customers accounted for 18.6% and 14.3% of net sales, and 12.6% and 15.9% of net sales, respectively.

Net sales consisted of:
	December 31,
	2009	2008

Finished goods	$23,791,283	$16,500,200
Cactus stock	2,746,073	3,800,383
Total	$26,537,356	$20,300,583

NOTE 17- STATUS OF COMMON STOCK PURCHASE AGREEMENT (LIMITED PRIVATE PLACEMENT OFFERING WITH SEASIDE 88, LP) ENTERED INTO IN NOVEMBER 2009

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

At April 14, 2010, the registration statement to register the shares of common stock for resale has not been filed and, no shares of common stock have been issued to Seaside under the Agreement. At this point, Seaside has not filed notice under Section 5.1 of the Agreement, or commenced or threatened legal action against the Company for the $200,000 in liquidated damages that may be due Seaside under the Agreement. The Agreement provides that such liquidating damages would be due  in the event the Company exercises its termination right and within six months of such terminations initiates another financing having committed funding dates scheduled at pre-determined intervals of between one week and two months. The Company, now not interested in pursuing the Agreement, is currently attempting to negotiate an amicable resolution of the matter with Seaside.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 18 - SUBSEQUENT EVENTS

On January 26, 2010, the Company issued 76,738 shares of its common stock to Crone Law Group in a cashless exercise of 125,000 stock options exercisable at a price of $1.00 per share.

On February 8, 2010, the Company issued 40,000 shares to First Trust China Ltd. pursuant to the consulting agreement signed on September 1, 2009 (see Note 15).

On February 25, 2010, the Company issued 475,000 shares of its common stock to T Squared Investments LLC, a B warrant holder,  at the price of $1.00 per share pursuant to an exercise of B warrants.

On March 3, 2010, the Company issued 125,000 shares of its common stock to Crone Law Group in an exercise of 125,000 stock options at the price of $1.00 per share.

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.