Form 10-Q
period 2010-03-31
China Kangtai Cactus Bio-tech, Inc.
filed 2010-05-17
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2010, the issuer had outstanding 20,990,762 shares of common stock, $0.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1 - F-4
	Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 - F-23
Item 2.	Management's Discussion and Analysis or Plan of Operation	3
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10
Item 4T.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults upon Senior Securities	11
Item 4.	Other Information	11
Item 5.	Exhibits	11
Signatures		12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,029,202	$2,918,068
Accounts receivable, net of allowance for doubtful accounts of $976,827 and $1,006,597, respectively	3,735,529	2,283,257
Inventories	1,052,703	2,440,904
Prepaid expenses	75,322	1,265
Other receivables	10,569	3,992,562
Total Current Assets	6,903,325	11,636,056

Property, plant and equipment, net of accumulated depreciation of $2,232,189 and $2,112,093, respectively	5,642,847	5,750,876

Other Assets
Intangible assets, net of accumulated amortization of $1,088,788 and $1,054,531, respectively	8,209,962	316,300
Land use rights, net of accumulated amortization of $567,743 and $473,151, respectively	17,912,471	17,981,834

Total Assets	$38,668,605	$35,685,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$279,503	$311,417
Note payable	886,325	885,115
Taxes payable	563,558	789,141
Payable to seller of patent	1,628,011	-
Other payable	-	5,042
Total Current Liabilities	3,357,397	1,990,715

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Designated as Series A convertible Preferred Stock (50,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	107,000	135,500
Warrants	2,822,695	4,922,860
Total	2,929,695	5,058,360

Total Liabilities	6,287,092	7,049,075

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding: 50,000 and 50,000 shares, respectively	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares,
issued or issuable and outstanding: 20,740,762 and 20,024,024 shares, respectively	20,741	20,024
Additional paid-in capital	12,321,404	11,003,276
Retained earnings
Appropriated	4,030,658	3,881,804
Unappropriated	13,107,495	10,903,711
Accumulated other comprehensive income (Foreign currency translation adjustments)	2,901,215	2,827,176
Total stockholders' equity	32,381,513	28,635,991
Total Liabilities and Stockholders' Equity	$38,668,605	$35,685,066

The accompanying notes are an integral part of these financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Net Sales	$5,519,034	$3,329,952
Cost of Sales	(4,039,862)	(2,092,786)
Gross Profit	1,479,172	1,237,166

Operating Expenses
Selling expenses	24,611	36,329
Provision for reserve for allowances, returns and doubtful accounts	(31,146)	-
General and administrative expenses	242,202	257,600
Depreciation	19,033	18,889
Amortization of land use rights	9,534	9,535
Amortization of intangible assets	34,281	34,283
Total operating expenses	298,515	356,636
Income from Operations	1,180,657	880,530

Other Income (Expense)
Interest income	147	-
Imputed interest expense	(13,295)	(13,296)
Income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	1,515,915	262,725
Total Other Income (Expenses)	1,502,767	249,429
Income before Income Tax	2,683,424	1,129,959
Income tax expense	(330,786)	(173,286)
Net Income Attributable to Common Stockholders	$2,352,638	$956,673

Net Income Per Common Share
Basic	$0.12	$0.05
Diluted	$0.11	$0.05

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	20,326,260	17,885,625
Diluted	21,699,317	19,035,625

Comprehensive Income:
Net income	$2,352,638	$956,673
Foreign currency translation adjustment	74,039	(30,891)
Comprehensive Income	$2,426,677	$925,782

The accompanying notes are an integral part of these financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity

					Additional	Unappropriated	Appropriated	Accumulated other
	Preferred Stock $0.001 par value		Common Stock $0.001 par value		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2007	-	$-	17,739,625	$17,740	6,607,848	$7,082,943	$1,844,937	$1,738,626	$17,292,094
Sale of Series A preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividends	-	-	-	-	322,750	(322,750)	-		-
Issuance of shares in consideration for the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	0	-	-	-	-
Stock option expense	-	-	-	-	90,635		-		90,635
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and staff welfare reserves	-	-	-	-	0	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008						5,681,500			5,681,500
Currency translation adjustment	-	-	-	-	0	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (as restated)	1,150,000	1,150	17,885,625	17,886	7,819,865	11,604,285	2,682,345	3,047,872	25,173,403
January 1, 2009 cumulative effect of change in accounting principle:
Reclassification of Series A Preferred Stock and A, B, C, and D Warrants from stockholder's equity to liabilities, including revaluation at fair value of $18,760	(1,150,000)	(1,150)			(688,850)	18,760			(671,240)
Balance at January 1, 2009 after cumulative effect adjustment	-	-	17,885,625	17,886	7,131,015	11,623,045	2,682,345	3,047,872	24,502,163
Conversion of Series A preferred stock	-	-	1,100,000	1,100	1,948,067	-	-	-	1,949,167
Cashless exercise of A warrants	-	-	598,006	598	1,290,630	-	-	-	1,291,228
Cash exercise of A warrants	-	-	333,334	333	548,334	-	-	-	548,667
Exercise of stock option	-	-	107,059	107	32,011	-	-	-	32,118
Imputed interest on note payable	-	-	-	-	53,219	-	-	-	53,219
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,199,459)	1,199,459	-	-
Net income for the year ended December 31, 2009	-	-	-	-	-	480,125	-	-	480,125
Currency translation adjustment	-	-	-	-	-	-	-	(220,696)	(220,696)
Balance at December 31, 2009	-	-	20,024,024	20,024	11,003,276	10,903,711	3,881,804	2,827,176	28,635,991
Cashless exercise of options	-	-	76,738	77	(77)	-	-	-	-
Stock issued for consulting services	-	-	40,000	40	92,760	-	-	-	92,800
Exercise of B warrants	-	-	475,000	475	1,087,275	-	-	-	1,087,750
Exercise of $1.00 options	-	-	125,000	125	124,875	-	-	-	125,000
Imputed interest on note payable	-	-	-	-	13,295	-	-	-	13,295
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(148,854)	148,854	-	-
Net income for the three months ended March 31, 2010 (Unaudited)	-	-	-	-	-	2,352,638	-	-	2,352,638
Currency translation adjustment	-	-	-	-	-	-	-	74,039	74,039
Balance at March 31, 2010 (Unaudited)	-	$-	20,740,762	$20,741	$12,321,404	$13,107,495	$4,030,658	$2,901,215	$32,381,513

The accompanying notes are an integral part of these financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$2,352,638	$956,673
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(1,515,915)	(262,725)
Issuance of shares in consideration for consulting services	92,800	-
Provision for allowances, returns and doubtful accounts	(31,146)	-
Depreciation - cost of sales	98,176	98,823
Depreciation - operating expenses	19,033	18,889
Amortization of land use rights -cost of sales	85,143	-
Amortization of land use rights- operating expenses	9,534	9,535
Amortization of intangible assets	34,281	34,283
Imputed interest	13,295	13,296
Collections of other receivables	3,747,926	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,422,502)	(1,391)
Inventories	1,388,201	243,388
Prepaid expenses	(74,057)	(286)
Other receivables	(10,569)	-
Accounts payable and accrued liabilities	(31,914)	(35,690)
Taxes payable	(225,583)	(217,888)
Net cash provided by operating activities	4,529,341	856,907
Cash Flows from Investing Activities
Purchase of patent	(6,299,500)	-
Purchase of fixed assets	(1,318)	-
Collection of amount previously advanced to related party	244,636	-
Deposit for purchase of land use rights and property and equipment	-	(2,930,200)
Net cash (used for) investing activities	(6,056,182)	(2,930,200)
Cash Flows from Financing Activities
Repayment to related party	(5,042)	-
Cash exercise of options	125,000	-
Exercise of B warrants	475,000	-
Net cash provided by financing activities	594,958	-
Effect of exchange rate changes on cash and cash equivalents	43,017	23,148
Decrease in cash and cash equivalents	(888,866)	(2,050,145)
Cash and cash equivalents, beginning of period	2,918,068	4,398,897
Cash and cash equivalents, end of period	$2,029,202	$2,348,752

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cost of patent acquired	$7,927,511
Less, purchase price paid in cash	6,299,500
Obligation payable to seller of patent	$1,628,011
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$535,681	$391,174

The accompanying notes are an integral part of these financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

US China Kangtai, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda are hereafter collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated financial statements include the financial statements of US China Kangtai and its 100% owned subsidiaries, BVI China Kangtai, Harbin Hainan Kangda and Taishan Kangda. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the periods ended March 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited condensed financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 as included in our report on Form 10-K, as filed with the SEC on April 15, 2010.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Harbin Hainan Kangda and Taishan Kangda assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14650 and $0.14630 at March 31, 2010 and December 31, 2009, respectively).  Harbin Hainan Kangda and Taishan Kangda revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14650 and $0.14661 for the three months ended March 31, 2010 and 2009, respectively).  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for three months ended March 2010 and 2009.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments.  Land use rights are being amortized on a straight-line basis over the remaining term of the related agreements, which range from 30 to 50 years. Other intangible assets consist of patents and licenses. Patents and licenses are amortized over their expected useful economic lives, which range from 10 to 20 years.

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
MARCH 31, 2010
(UNAUDITED)

Revenue Recognition

The Company recognizes revenue upon delivery of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable.

Advertising Costs

Advertising costs are expensed as incurred. There were no significant advertising expenses for the three months ended March 31, 2010 and 2009.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. There were no significant expenses relating to research and development for the three months ended March 31, 2010 and 2009.

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
MARCH 31, 2010
(UNAUDITED)

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

The following table provides a reconciliation of common shares used in the net income per basic share and net income per diluted share computations for the three months ended March 31, 2010 and 2009.

	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Weighted average shares outstanding – basic	20,326,260	17,885,625
Series A convertible preferred stock	50,000	1,150,000
Incremental common shares from stock options and warrants	1,323,057	-
Weighted average shares outstanding - diluted	21,699,317	19,035,625

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in net income per diluted share. Antidilutive common shares related to stock options and warrants excluded from the computation of net income per diluted share were approximately 0 and 4,250,000 for the three months ended March 31, 2010 and 2009,  respectively.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Cactus stock	$826,194	$2,149,643
Other raw materials and work-in-process	37,841	28,158
Finished goods	289,128	311,761
Total	1,153,163	2,489,562
Less: allowance for market adjustments to inventories	(100,460)	(48,658)
Net	$1,052,703	$2,440,904

NOTE 5 – OTHER RECEIVABLES

Other receivables at March 31, 2010 and December 31, 2009 consist of:

	March 31,	December 31,
	2010	2009
	(Unudited)
Land Center of Qitaihe	$-	$3,116,843
QitaiheTianhe Pharmaceutical Co. Ltd	-	631,083
Due from related party	10,569	244,636
Total	$10,569	$3,992,562

Disposal of property, plant and equipment

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

As a result of transactions described in the preceding two paragraphs, the Company recognized a net gain of RMB 3,378,675 ($495,348) on the “Disposal of property, plant and equipment,” which was included within “Other Income (Expense)” in the Statement of Operations for the year ended December 31, 2009.

The balance due from Land Center of Qitaihe and proceeds receivable from sale of equipment were collected in the first quarter 2010.

Due from related party

At March 31, 2010 and at December 31, 2009, due from related party, Mr. Chengzhi Wang, the General Manager and Director of the Company, of $10,659 and $244,636, respectively, was interest free and due on demand.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Buildings	$2,924,758	$2,920,766
Plant equipment and machinery	4,648,595	4,642,249
Motor vehicles	289,211	288,816
Furniture and office equipment	12,471	11,138
Total	7,875,035	7,862,969
Less accumulated depreciation	(2,232,188)	(2,112,093)
Net	$5,642,847	$5,750,876

Depreciation expense was $117,209 and $117,712 for the three months ended March 31, 2010 and 2009, respectively, of which $98,176 and $98,823, were included in cost of sales, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 7 - LAND USE RIGHTS

Land use rights, net consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Harbin Hainan Kangda	$17,608,282	$17,584,244
Taishan Kangda	871,932	870,741
Total	18,480,214	18,454,985
Less accumulated amortization	(567,743)	(473,151)
Net	$17,912,471	$17,981,834

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

The purchase price for the Taishan Basha land use rights of 66,376,800 RMB ($9,710,926) was paid in full as of December 31, 2009. Commencing January 2010, amortization of the cost is being charged to operations.

Amortization of land use rights was $94,677 and $9,535 for the three months ended March 31, 2010 and 2009, respectively, of which $85,143 and $0, respectively, were included in cost of goods sold.

The expected amortization of the above land use rights for each of the five succeeding years ending March 31, and in the aggregate, is as follows:

Year Ending March 31,	Amount (Unaudited)

2011	$414,970
2012	414,970
2013	414,970
2014	414,970
2015	414,970
Thereafter	15,837,567
Total	$17,912,417

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 8 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Patents and licenses	$9,298,750	$1,370,831
Less accumulated amortization	(1,088,788)	(1,054,531)
Net	$8,209,962	$316,300

In January 2010, the Company purchased a group of cactus patents for cattle, hog and fish feed for $7,927,511 (RMB 54,112,700) under a “Patent Transfer Agreement” which provided for the Company to make 4 installment payments to the transferor of the patent, as follows: 25% at the end of January 2010; 25% at the end of March 2010; 20% at the end of June 2010; and 30% at the end of August 2010.

The agreement also placed certain requirements on the Transferor concerning timely providing the materials necessary so that title to the patent could promptly be received by the Company. In addition, the agreement imposes liquidated damages fees to the Company if it fails to make payment to the Transferor whom has the right to rescind the contract and return of all materials related to the patent, or if the Company is late in paying an amount, in particular if it is 2 months tardy. There were liquidated damages fees imposed on the Transferor if they were tardy as well.

The Company has paid $6,299,500 in cash, which amount exceeded payments required by the agreement through March 31, 2010, resulting in a $1,628,011 balance due which is reflected in the Balance Sheet at March 31, 2010 as a liability “Payable to the Seller of the Patent.” The additional payments were the result of an informal agreement between the Transferor and the Company based upon a timely delivery of materials by the Transferor to facilitate the transfer of title to the Company, which occurred on April 21, 2010. The patent period granted under PRC governmental authority commenced on April 10, 2010 and expires on April 10, 2025. The Company expects to pay the remainder amount to the Transferor during the remainder of May 2010. Prior to the Patent Transfer Agreement the Company had been using the patents on an experimental basis since 2008.

Patent amortization expense was $34,281 and $34,283 for the three months ended March 31, 2010 and 2009, respectively.

The expected amortization of the above intangible assets for each of the five succeeding years ending March 31, and in the aggregate, is as follows:

Year Ending March 31,	Amount (Unaudited)
2011	$335,415
2012	533,603
2013	438,222
2014	396,376
2015	396,376
Thereafter	6,109,970
Total	$8,209,962

NOTE 9 - NOTE PAYABLE

Note payable consists of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Note payable to a financial institution, interest free, unsecured and due on demand	$886,325	$885,115

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $13,295 and $13,296 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 10 – TAXES PAYABLE

Taxes payable consist of:

	March 31,	December 31,
	2010	2009
	(Unaudited)
PRC corporation income tax	$322,369	$527,264
Value added tax payable	88,389	74,419
Consumption tax	152,117	151,751
Other taxes	683	35,707

Total	$563,558	$789,141

NOTE 11 – ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABIILTIES

Effective January 1, 2009, in accordance with EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, the Company reclassified the fair values at January 1, 2009 of the outstanding Series A Convertible Preferred Stock and the warrants comprising the March 21, 2008 and the July 16, 2008 sales of units (see Note 12) from stockholders’ equity to liabilities, as follows:

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
MARCH 31, 2010
(UNAUDITED)

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

At March 31, 2010, the fair values of the financial instruments consisted of:

	Shares / Warrants	Fair Value
	(Unaudited)	(Unaudited)
Series A Convertible Preferred Stock	50,000	$107,000
A warrants	-	-
B warrants	1,025,000	1,352,385
C warrants	500,000	710,950
D warrants	600,000	759,360
Total warrants	2,125,000	2,822,695
Total Financial Instruments	2,175,000	$2,929,695

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2010.

	Shares / Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants (Unaudited)	(475,000)	(612,750)
Revaluation credited to operations (Unaudited)	-	(1,515,915)
Balance, March 31, 2010 (Unaudited)	2,175,000	$2,929,695

The Series A Convertible Preferred Stock is valued based on the trading price of the Company’s common stock. The warrants are valued using the Black-Scholes option pricing model with a 100% volatility assumption regarding the trading price of the Company’s common stock.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 12 - SERIES A CONVERTIBLE PREFERRED STOCK

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
MARCH 31, 2010
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

In February 2010, the aforementioned B warrant holder exercised 475,000 B warrants at a price of $1.00 per share, or $475,000 total.

NOTE 13 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK; AND OTHER COMMON STOCK ISSUANCES

Options and Warrants

A summary of stock option and warrant activity for the years ended December 31, 2008 and 2009 and for the three months ended March 31, 2010 as follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-
Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	400,000	3,850,000
Granted and issued	-	-
Exercised	(107,059)	(1,250,000)
Forfeited/expired/cancelled	(42,941)	-
Outstanding at December 31, 2009	250,000	2,600,000
Granted and issued	-	-
Exercised	(201,738)	(475,000)
Forfeited/expired/cancelled	(48,262)	-
Outstanding at March 31, 2010 (Unaudited)	-	2,125,000

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

There are no stock options outstanding as of March 31, 2010.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Warrants outstanding at March 31, 2010 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date

March 21, 2008	1,025,000	1,025,000	$1.0000	March 21, 2011
July 16, 2008	500,000	500,000	$0.9375	July 16, 2011
July 16, 2008	600,000	600,000	$1.2500	July 16, 2011

Total	2,125,000	2,125,000

Other Common Stock Issuances

On February 8, 2010, the Company issued 40,000 shares to First Trust China Ltd. pursuant to the consulting agreement signed on September 1, 2009 (see Note 16).

NOTE 14– RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $10,468,309 and $10,306,160 at March 31, 2010 and December 31, 2009, respectively.

NOTE 15 - INCOME TAXES

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in 2010 and 2009 since US China Kangtai had taxable losses in those periods.

At March 31, 2010, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on managements’ present assessment, the Company has not yet determined it to be more likely than not that a deferred tax assets of approximately $350,000 ($297,500 at December 31, 2009) attributable to the future utilization of the approximately $1,000,000 net operating loss carryforward of US China Kangtai as of March 31, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in varying amounts from year 2005 to year 2010.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Expected tax at 35%	$939,198	$395,486
Tax effect of unutilized losses of US China Kangtai and BVI China Kangtai	53,484	9,658
Tax effect of PRC income taxed at lower rate	(131,326)	(139,904)
Non-taxable income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value	(530,570)	(91,954)
Actual provision for income taxes	$330,786	$173,286

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases farm sheds and land for growing cactus from third parties under operating leases. Rental expenses for all operating leases for the three months ended March 31, 2010 and 2009 were approximately $1,500 and $2,000 respectively.

At March 31, 2010, future minimum rental commitments under all non-cancellable operating leases are due as follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

For the Year Ending
March 31,
2011	$6,272
2012	6,272
2013	6,272
2014	6,272
2015	2,175
Thereafter	50,644
Total	$77,907

Consulting Agreements

The Company entered into a six months investor relations consulting contract on July 1, 2009. The Company is required to pay the consultant a fee of $5,000 per month, consisting of $2,500 in cash and $2,500 in Company restricted common stock. The contract is to be automatically renewed for six months unless either of the two parties gives 30 days written notice of termination. The contract is still active currently.

The Company entered into a one year consulting agreement with First Trust China Ltd. on September 1, 2009. The Company is required to pay the consultant a monthly cash retainer of $2,000 paid quarterly, of which the first 3 months was due upon signing of the contract. In addition, the Company is required to issue a total of 80,000 shares of its common stock to the consultant semi-annually; the first 40,000 shares were issued February 9, 2010.

General and administrative expenses for the three months ended March 31, 2010 includes $92,800 consulting fee incurred relating to the issuing of 40,000 shares to the consultants, which was valued at market price of $2.32 per share.

Concentrations and risks

Substantially all of the Company’s assets are located in China and 100% of the Company’s revenues have been derived from customers located in China and Taiwan.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 17 – SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products.  Substantially all of the Company’s identifiable assets at March 31, 2010 and December 31, 2009 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers. During the three months ended March 31, 2010, one customer accounted for 14% of net sales.  During the three months ended March 31, 2009, one customer accounted for 12% of net sales.

Net sales consisted of:

	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Finished goods	$3,909,263	$2,725,120
Cactus stock	1,609,771	604,832
Total	$5,519,034	$3,329,952

NOTE 18 - TERMINATION OF COMMON STOCK PURCHASE AGREEMENT (LIMITED PRIVATE PLACEMENT OFFERING WITH SEASIDE 88, LP) ENTERED INTO IN NOVEMBER 2009

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

As of April 30, 2010, the registration statement to register the shares of common stock for resale has not been filed and, no shares of common stock have been issued to Seaside under the Agreement. At this point, Seaside has not filed notice under Section 5.1 of the Agreement, or commenced or threatened legal action against the Company for the $200,000 in liquidated damages that may be due Seaside under the Agreement. The Agreement provided that such liquidating damages would be due  in the event the Company exercises its termination right and within six months of such terminations initiates another financing having committed funding dates scheduled at pre-determined intervals of between one week and two months.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

On April 30, 2010, the Company entered into a termination agreement (the “Termination Agreement”) with Seaside (see Note 18) pursuant to which the parties agreed to mutually terminate the Common Stock Purchase Agreement, dated November 5, 2009, between the Company and Seaside (the “Purchase Agreement”) with no further obligations. The parties agreed to enter into the Termination Agreement because the Company believes the financing terms as contemplated by the Purchase Agreement is not in the best interest of the Company at the current time. The Company has not incurred any early termination penalties and there are no further obligations outstanding under the Purchase Agreement.

NOTE 19 - SUBSEQUENT EVENTS

On April 20, 2010, the Company issued 250,000 shares of its common stock to T Squared Investments LLC, a B warrant holder, at the price of $1.00 per share pursuant to an exercise of B warrants.

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

Company Overview

The Company is principally engaged in the production, R&D, sales and marketing of products derived from cacti. The Company’s product lines include cactus nutraceuticals, cactus nutritional food and drinks, cactus feed, as well as cactus raw and intermediate materials.

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

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q and Form 10-K filed on April 15, 2010.

Results of Operations

Comparison of Sales for the  Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009	% of changes
Sales by categories
Nutraceuticals	$1,805,747	$1,362,351	32.55%
Beverages	1,398,701	981,332	42.53%
Raw & intermediate materials	1,633,575	604,833	170.09%
Packaged foods	-	123,592	-
Cactus cigarettes	212,638	-	-
Cactus feed	468,373	257,844	81.65%
Total Sales	$5,519,034	$3,329,952	65.74%

Sales for the three months ended March 31, 2010 totaled $5,519,034, an increase of $2,189,082, or 66% compared to the sales of $3,329,952 for the three months ended March 31, 2009.  The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers. The sale of our raw and intermediate materials products was $1,633,575, an increase of $1,028,742, or 170% as compared to the sales of $604,833 in the same period of 2009. Increased raw and intermediate materials sales accounted for 47% of total increased sales.  The sale of nutraceuticals products was $1,805,747 in the three months ended March 31, 2010, an increase of $443,396, or 33%, as compared to the sales of $1,362,351 in the same period of 2009. The sale of beverages products was $1,398,701 in the three months ended March 31, 2010, an increase of $417,369, or 43%, as compared to the sales of $981,332 in the same period of 2009.

Cost of Sales

Cost of sales totaled $4,039,862 for the three months ended March 31, 2010, an increase of $1,947,076, or 93% as compared to $2,092,786 in the same quarter of 2009. The gross profit rate was 27% for the three months ended March 31, 2010, a decrease 10 percentage points as compared to 37% in the same quarter of 2009. The increase in cost of sales and decrease in gross profit rates was primarily attributable to the increased sales of our raw and intermediate materials. The gross profit rate is about 11% for our raw and intermediate materials products.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 totaled $298,515, representing a decrease of $58,121, or 16%, compared to $356,636 for the three months ended March 31, 2009. The decrease in operating expenses was mainly attributable to a negative adjustment of $31,146 to provision for allowances, returns and doubtful accounts.

Other Income and Expenses

Other income (net) for the three months ended March 31, 2010 totaled $1,502,767, an increase of $1,253,338, compared to $249,429 for the same period of 2009. The increased net other income mainly resulted from the income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. (See Note 11 to Financial Statements). Such income totaled $1,515,915 in the first quarter of 2010.

Income from Operations

Income from operations totaled $1,180,657 in the three months ended March 31, 2010, an increase of $300,127, or 34%, as compared to $880,530 in the same period of 2009. The increase resulted mainly from increased sales and decreased operating expenses as discussed above.

Net Income

Net income totaled $2,352,638 for the three months ended March 31, 2010 as compared to the net income of $956,673 in the same period of 2009. The increase in net income was caused partially by the income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. (See Note 11 to Financial Statements). Absent this income, the Company would have had a net income of $836,723 in the first quarter of 2010, as compared to net income of $693,948 in the same period in 2009; and basic and diluted earnings per share would have been $0.04 and $0.04, for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $2,029,000 and $2,918,000, as of March 31, 2010 and December 31, 2009. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Net cash provided by operating activities was $4,529,341 and $856,907 for the three months ended March 31, 2010 and 2009, respectively. The increase in net cash provided by operating activities in 2010 was due to the increase of our sales and collections of other receivables totaling $3,747,926, which related to sale of land use rights and certain equipment in 2009.

Net cash used in investing activities was $6,056,182 and $2,930,200 for the three months ended March 31, 2010 and 2009, respectively. In January 2010, the Company purchased a livestock feed patent in the amount of $7,927,511 (RMB 54,112,700). The Company paid $6,299,500 in cash. During the three months ended March 31, 2009, the Company deposited $2,930,200 pursuant to the Assets Purchase Agreement entered on March 25, 2009 for land use rights.

Net cash provided by financing activities was $594,958 and $0 for the three months ended March 31, 2010 and 2009.  During the three months ended March 31, 2010, the Company received net proceeds of $125,000 from cash exercise of options and net proceeds of $475,000 from exercise of B warrants. The Company repaid $5,042 to a related party.

Note Payable to a Financial Institution

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $13,295 and $13,296 for the three months ended March 31, 2010 and 2009, respectively.

Estimated Liability for Equity-Based Financial Instruments with Characteristics of Liabilities

Effective January 1, 2009, in accordance with EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, the Company reclassified the fair values at January 1, 2009 of the outstanding Series A Convertible Preferred Stock and the warrants comprising the March 21, 2008 and the July 16, 2008 sales of units (see Note 12) from stockholders’ equity to liabilities, as follows:

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

At March 31, 2010, the fair values of the financial instruments consisted of:

	Shares / Warrants	Fair Value
Series A Convertible Preferred Stock	50,000	$107,000
A warrants	-	-
B warrants	1,025,000	1,352,385
C warrants	500,000	710,950
D warrants	600,000	759,360
Total warrants	2,125,000	2,822,695
Total Financial Instruments	2,175,000	$2,929,695

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2010.

	Shares / Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	$2,929,695

Critical Accounting Policies and Estimates

In Note 2 to the audited consolidated financial statements for the quarter ended March 31, 2010 included in this report, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

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

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

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

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 15, 2010. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Other Information

None.

Item 5.  Exhibits

(a) Exhibits

EXHIBIT INDEX

10.1	Patent Transfer Agreement

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: May 17, 2010	By:	/s/ JINJIANG WANG
JINJIANG WANG
President, Chief Executive Officer, Director and Principal Executive Officer

Date: May 17, 2010	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer