Form 10-Q
period 2010-06-30
China Kangtai Cactus Bio-tech, Inc.
filed 2010-08-16
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 16, 2010, the issuer had outstanding 21,227,527 shares of common stock, $0.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,279,956	$2,918,068
Accounts receivable, net of allowance for doubtful accounts of $983,494 and $1,006,597, respectively	4,754,405	2,283,257
Inventories	1,323,489	2,440,904
Prepaid expenses	11,088	1,265
Other receivables	10,632	3,992,562
Total Current Assets	8,379,570	11,636,056

Property, plant and equipment, net of accumulated depreciation of $2,343,857 and $2,112,093, respectively	5,562,178	5,750,876

Other Assets
Intangible assets, net of accumulated amortization of $1,197,258 and $1,054,531, respectively	8,164,965	316,300
Land use rights, net of accumulated amortization of $667,680 and $473,151, respectively	17,938,679	17,981,834

Total Assets	$40,045,392	$35,685,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$217,661	$311,417
Note payable	892,375	885,115
Taxes payable	999,252	789,141
Other payable	-	5,042
Total Current Liabilities	2,109,288	1,990,715

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Designated as Series A convertible Preferred Stock (50,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	66,000	135,500
Warrants	1,090,165	4,922,860
Total	1,156,165	5,058,360

Total Liabilities	3,265,453	7,049,075

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding: 50,000 and 50,000 shares, respectively	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 21,227,527 and 20,024,024 shares, at June 30, 2010 and December 31, 2009, respectively	21,228	20,024
Additional paid-in capital	13,462,737	11,003,276
Retained earnings
Appropriated	4,353,273	3,881,804
Unappropriated	15,786,225	10,903,711
Accumulated other comprehensive income (Foreign currency translation adjustments)	3,156,476	2,827,176
Total stockholders’ equity	36,779,939	28,635,991
Total Liabilities and Stockholders’ Equity	$40,045,392	$35,685,066

The accompanying notes are an integral part of these financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net Sales	$8,733,409	$6,512,744	$14,252,443	$9,842,696
Cost of Sales	(5,424,835)	(3,776,047)	(9,464,697)	(5,868,833)
Gross Profit	3,308,574	2,736,697	4,787,746	3,973,863

Operating Expenses
Selling expenses	33,804	21,615	58,415	57,944
Reduction in reserve for allowances, returns and doubtful accounts	-	-	(31,146)	-
Research and development	104,015	-	104,015	-
General and administrative expenses	745,188	815,538	987,390	1,073,138
Depreciation	19,074	20,168	38,107	39,057
Amortization of land use rights	9,534	9,542	19,068	19,077
Amortization of intangible assets	100,353	34,312	134,634	68,595
Total operating expenses	1,011,968	901,175	1,310,483	1,257,811
Income from Operations	2,296,606	1,835,522	3,477,263	2,716,052

Other Income (Expense)
Interest income	96	26	243	26
Imputed interest expense	(13,295)	(13,306)	(26,590)	(26,602)
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	1,435,280	(1,761,440)	2,951,195	(1,498,715)
Loss on disposal of property and equipment	(419)	(132)	(419)	(132)
Total Other Income (Expenses)	1,421,662	(1,774,852)	2,924,429	(1,525,423)
Income before Income Tax	3,718,268	60,670	6,401,692	1,190,629
Income tax expense	(716,923)	(398,156)	(1,047,709)	(571,442)
Net Income (Loss) Attributable to Common Stockholders	$3,001,345	$(337,486)	$5,353,983	$619,187

Net Income (Loss) Per Common Share
Basic	$0.14	$(0.02)	$0.26	$0.03
Diluted	$0.14	$(0.02)	$0.25	$0.03

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	20,989,569	17,885,625	20,658,372	17,885,625
Diluted	22,094,538	19,035,625	21,706,021	19,035,625

Comprehensive Income:
Net income (loss)	$3,001,345	$(337,486)	$5,353,983	$619,187
Foreign currency translation adjustment	255,261	2,344	329,300	(28,547)
Comprehensive Income (Loss)	$3,256,606	$(335,142)	$5,683,283	$590,640

The accompanying notes are an integral part of these financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock $0.001 par value		Common Stock $0.001 par value		Additional paid-in	Unappropriated retained	Appropriated retained	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2007	-	$-	17,739,625	$17,740	6,607,848	$7,082,943	$1,844,937	$1,738,626	$17,292,094
Sale of Series A preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividends	-	-	-	-	322,750	(322,750)	-		-
Issuance of shares in consideration for the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	0	-	-	-	-
Stock option expense	-	-	-	-	90,635		-		90,635
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and staff welfare reserves	-	-	-	-	0	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008						5,681,500			5,681,500
Currency translation adjustment	-	-	-	-	0	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (as restated)	1,150,000	1,150	17,885,625	17,886	7,819,865	11,604,285	2,682,345	3,047,872	25,173,403
January 1, 2009 cumulative effect of change in accounting principle:
Reclassification of Series A Preferred Stock and A, B, C, and D Warrants from stockholder's equity to liabilities, including revaluation at fair value of $18,760	(1,150,000)	(1,150)			(688,850)	18,760			(671,240)
Balance at January 1, 2009 after cumulative effect adjustment	-	-	17,885,625	17,886	7,131,015	11,623,045	2,682,345	3,047,872	24,502,163
Conversion of Series A preferred stock	-	-	1,100,000	1,100	1,948,067	-	-	-	1,949,167
Cashless exercise of A warrants	-	-	598,006	598	1,290,630	-	-	-	1,291,228
Cash exercise of A warrants	-	-	333,334	333	548,334	-	-	-	548,667
Exercise of stock option	-	-	107,059	107	32,011	-	-	-	32,118
Imputed interest on note payable	-	-	-	-	53,219	-	-	-	53,219
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,199,459)	1,199,459	-	-
Net income for the year ended December 31, 2009	-	-	-	-	-	480,125	-	-	480,125
Currency translation adjustment	-	-	-	-	-	-	-	(220,696)	(220,696)
Balance at December 31, 2009	-	-	20,024,024	20,024	11,003,276	10,903,711	3,881,804	2,827,176	28,635,991
Cashless exercise of stock options	-	-	238,503	239	(239)	-	-	-	-
Stock issued for consulting services	-	-	90,000	90	217,710	-	-	-	217,800
Exercise of B warrants	-	-	750,000	750	1,700,250	-	-	-	1,701,000
Exercise of $1.00 stock options	-	-	125,000	125	124,875	-	-	-	125,000
Stock option expense	-	-	-	-	390,275	-	-	-	390,275
Imputed interest on note payable	-	-	-	-	26,590	-	-	-	26,590
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(471,469)	471,469	-	-
Net income for the six months ended June 30, 2010 (Unaudited)	-	-	-	-	-	5,353,983	-	-	5,353,983
Currency translation adjustment	-	-	-	-	-	-	-	329,300	329,300
Balance at June 30, 2010 (Unaudited)	-	$-	21,227,527	$21,228	$13,462,737	$15,786,225	$4,353,273	$3,156,476	$36,779,939

The accompanying notes are an integral part of these financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$5,353,983	$619,187
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(2,951,195)	1,498,715
Issuance of shares in consideration for consulting services liquidated damages	217,800	-
Issuance of options in consideration for legal services	390,275	-
Reduction in allowances, returns and doubtful accounts	(31,146)	-
Depreciation - cost of sales	196,352	196,446
Depreciation - operating expenses	38,107	39,057
Amortization of land use rights -cost of sales	170,287	68,595
Amortization of land use rights- operating expenses	19,068	19,077
Amortization of intangible assets	134,634	68,595
Imputed interest	26,590	26,602
Loss on disposal of property and equipment	419	132
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,448,045)	(1,587,533)
Decrease in inventories	1,117,415	523,541
Increase in prepaid expenses	(9,823)	(285)
Increase in other receivables	(10,632)	-
Collections of other receivables	3,747,926	-
Decrease in accounts payable and accrued liabilities	(93,756)	(99,880)
Increase (decrease) in taxes payable	210,111	(42,326)
Net cash provided by operating activities	6,078,370	1,329,923
Cash Flows from Investing Activities
Purchase of patent	(7,981,624)	-
Purchase of fixed assets	(1,327)	-
Collection of amount previously advanced to related party	244,636	-
Deposit for purchase of land use rights and property and equipment	-	(2,930,600)
Net cash (used for) investing activities	(7,738,315)	(2,930,600)
Cash Flows from Financing Activities
Repayment to related party	(5,042)	-
Cash exercise of options	125,000	-
Exercise of B warrants	750,000	-
Net cash provided by financing activities	869,958	-
Effect of exchange rate changes on cash and cash equivalents	151,875	(8,592)
Decrease in cash and cash equivalents	(638,112)	(1,609,269)
Cash and cash equivalents, beginning of period	2,918,068	4,398,897
Cash and cash equivalents, end of period	$2,279,956	$2,789,628

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$861,631	$613,768

The accompanying notes are an integral part of these financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the periods ended June 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended June 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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
June 30, 2010
(UNAUDITED)

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

Harbin Hainan Kangda and Taishan Kangda assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14750 and $0.14630 at June 30, 2010 and December 31, 2009, respectively).  Harbin Hainan Kangda and Taishan Kangda revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ended June 30, 2010 and 2009.  Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There are no material foreign currency transaction gains or losses for the three and six months ended June 30, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2010 and December 31, 2009 consist of cash on hand and demand deposit accounts with banks. The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments.  Land use rights are being amortized on a straight-line basis over the remaining term of the related agreements, which range from 30 to 50 years. Other intangible assets consist of patents and licenses. Patents and licenses are amortized over their expected useful economic lives, which range from 10 to 15 years.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $139,175 and $0 for the six months ended June 30, 2010 and 2009.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Research and development costs totaled $104,015 and $0 for the six months ended June 30, 2010 and 2009, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation- Stock Compensation”.

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
June 30, 2010
(UNAUDITED)

Diluted net income per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants, and convertible preferred stock) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income per common share are excluded from the calculation.

The following table provides a reconciliation of common shares used in the basic net income per common share and diluted net income per common share computations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding - basic	20,989,569	17,885,625	20,658,372	17,885,625
Series A convertible preferred stock	50,000	1,150,000	50,000	1,150,000
Incremental common shares from stock options and warrants	1,054,969	-	997,649	-
Weighted average shares outstanding - diluted	22,094,538	19,035,625	21,706,021	19,035,625

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in diluted net income per common share. Antidilutive common shares related to stock options and warrants excluded from the computation of diluted net income per common share were approximately 3,850,000 for the three and six months ended June 30, 2009.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4 - INVENTORIES

Inventories consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
Cactus stock	$899,814	$2,149,643
Other raw materials and work-in-process	78,101	28,158
Finished goods	446,721	311,761
Total	1,424,636	2,489,562
Less: allowance for market adjustments to inventories	(101,147)	(48,658)
Net	$1,323,489	$2,440,904

NOTE 5 – OTHER RECEIVABLES

Other receivables at June 30, 2010 and December 31, 2009 consist of:

	June 30, 2010	December 31, 2009
	(Unudited)
Land Center of Qitaihe	$-	$3,116,843
QitaiheTianhe Pharmaceutical Co. Ltd	-	631,083
Due from related party	10,632	244,636
Total	$10,632	$3,992,562

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
June 30, 2010
(UNAUDITED)

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

As a result of transactions described in the preceding three paragraphs, the Company recognized a net gain of RMB 3,378,675 ($495,348) on the “Disposal of property, plant and equipment,” which was included within “Other Income (Expense)” in the Statement of Operations for the year ended December 31, 2009.

The balance due from Land Center of Qitaihe and proceeds receivable from sale of equipment were collected in the first quarter 2010.

Due from related party

At June 30, 2010 and at December 31, 2009, due from related party, Mr. Chengzhi Wang, the General Manager and Director of the Company, of $10,632 and $244,636, respectively, was interest free and due on demand.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
Buildings	$2,944,723	$2,920,766
Plant equipment and machinery	4,680,327	4,642,249
Motor vehicles	270,949	288,816
Furniture and office equipment	10,036	11,138
Total	7,906,035	7,862,969
Less accumulated depreciation	(2,343,857)	(2,112,093)
Net	$5,562,178	$5,750,876

Depreciation expense was $234,459 and $235,503 for the six months ended June 30, 2010 and 2009, respectively, of which $196,352 and $196,446, were included in cost of sales, respectively.

NOTE 7 - LAND USE RIGHTS

Land use rights, net consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
Harbin Hainan Kangda	$17,728,476	$17,584,244
Taishan Kangda	877,883	870,741
Total	18,606,359	18,454,985
Less accumulated amortization	(667,680)	(473,151)
Net	$17,938,679	$17,981,834

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

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

Amortization of land use rights was $189,355 and $87,672 for the six months ended June 30, 2010 and 2009, respectively, of which $170,287 and $68,595, respectively, were included in cost of goods sold.

The expected amortization of the above land use rights for each of the five succeeding years ending June 30, and in the aggregate, are as follows:

Year Ending June 30,	Amount (Unaudited)

2011	$381,132
2012	381,132
2013	381,132
2014	381,132
2015	381,132
Thereafter	16,033,019
Total	$17,938,679

NOTE 8 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
Patents and licenses	$9,362,223	$1,370,831
Less accumulated amortization	(1,197,258)	(1,054,531)
Net	$8,164,965	$316,300

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

The Company has paid $6,299,500 in cash, which amount exceeded payments required by the agreement through March 31, 2010, resulting in a $1,628,011 balance due which is reflected in the Balance Sheet at March 31, 2010 as a liability “Payable to the Seller of the Patent.” The additional payments were the result of an informal agreement between the Transferor and the Company based upon a timely delivery of materials by the Transferor to facilitate the transfer of title to the Company, which occurred on April 21, 2010. The patent period granted under PRC governmental authority commenced on April 10, 2010 and expires on April 10, 2025. The Company paid the remainder $1,628,011 to the Transferor in May 2010. Prior to the Patent Transfer Agreement the Company had been using the patents on an experimental basis since 2008.

The 3 patents were created pursuant to a Research and Development Agreement entered into between the Chief  Executive Officer and Director of the Company (20.5% Company Stockholder) and the General Manager and Director of the Company (18.3% Company Stockholder) and the Heilongjiang Institute of Biological Development (the “Institute”) on March 20,  2003, whereby the Institute completed the research to develop the patents and bore the costs of developing them and the aforementioned Company individuals were to register these patents and transfer their title to the Institute. That transfer took place on September 16, 2005, with no further consideration paid by the Institute. The Company purchased the 3 patents in 2010 from the Institute, a privately held Chinese entity engaged in similar ongoing patent research for other Chinese entities. The Institute has no common ownership with the Company’s Officer/Director or General Manager/Director (significant Company stockholders), or their families, or others employed by the Company or stockholders in it.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

Patents and licenses amortization expense was $134,634 and $68,595 for the six months ended June 30, 2010 and 2009, respectively.

The expected amortization of the above intangible assets for each of the five succeeding years ending June 30, and in the aggregate, is as follows:

Year Ending June 30,	Amount (Unaudited)
2011	$670,168
2012	651,578
2013	532,108
2014	532,108
2015	532,108
Thereafter	5,246,895
Total	$8,164,965

NOTE 9 - NOTE PAYABLE

Note payable consists of:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Note payable to a financial institution, interest free, unsecured and due on demand	$892,375	$885,115

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $26,590 and $26,590 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 10 – TAXES PAYABLE

Taxes payable consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
PRC corporation income tax	$713,342	$527,264
Value added tax payable	92,378	74,419
Consumption tax	191,464	151,751
Other taxes	2,068	35,707

Total	$999,252	$789,141

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

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

At June 30, 2010, the fair values of the financial instruments consisted of:

	Shares / Warrants	Fair Value
	(Unaudited)	(Unaudited)
Series A Convertible Preferred Stock	50,000	$66,000
A warrants	-	-
B warrants	750,000	425,475
C warrants	500,000	334,750
D warrants	600,000	329,940
Total warrants	1,850,000	1,090,165
Total Financial Instruments	1,900,000	$1,156,165

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through June 30, 2010.

	Shares / Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants (Unaudited)	(475,000)	(612,750)
Revaluation credited to operations (Unaudited)	-	(1,515,915)
Balance, March 31, 2010 (Unaudited)	2,175,000	2,929,695
Exercise of B warrants (Unaudited)	(275,000)	(338,250)
Revaluation credited to operations (Unaudited)	-	(1,435,280)
Balance, June 30, 2010 (Unaudited)	1,900,000	$1,156,165

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
June 30, 2010
(UNAUDITED)

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

On October 27, 2008, the Company issued 100,000 shares of common stock to the Investor for the conversion of 100,000 shares of Series A Preferred Stock. On September 10, 2009, the Company issued 416,667 shares of common stock to the Investor for the conversion of 416,667 shares of Series A Preferred Stock. On October 22, 2009, the Company issued 433,333 shares of common stock to the Investor for the conversion of 433,333 shares of Series A Preferred Stock. On November 23, 2009, the Company issued 250,000 shares of common stock to the Investor for the conversion of 250,000 shares of Series A Preferred Stock. There are 50,000 shares of Series A Preferred Stock outstanding at June 30, 2010.

In November and December 2009, the Investor exercised 916,666 A warrants in a cashless exercise and received 598,006 shares of common stock.

In October 2009, the Investor exercised 333,334 A warrants at a price of $0.75 per share, or $250,000 total, and was issued 333,334 shares of common stock on January 18, 2010.

In February 2010, the Investor exercised 475,000 B warrants at a price of $1.00 per share, or $475,000 total.

During April and May, the Investor exercised a total of 275,000 B warrants at a price of $1.00 per share, or $275,000 total.

NOTE 13 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK; AND OTHER COMMON STOCK ISSUANCES

Options and Warrants

A summary of stock option and warrant activity for the years ended December 31, 2008 and 2009 and for the six months ended June 30, 2010 follows:

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-
Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	400,000	3,850,000
Granted and issued	-	-
Exercised	(107,059)	(1,250,000)
Forfeited/expired/cancelled	(42,941)	-
Outstanding at December 31, 2009	250,000	2,600,000
Granted and issued	-	-
Exercised	(201,738)	(475,000)
Forfeited/expired/cancelled	(48,262)	-
Outstanding at March 31, 2010 (Unaudited)	-	2,125,000
Granted and issued	250,000	-
Exercised	(161,765)	(275,000)
Forfeited/expired/cancelled	(88,235)	-
Outstanding at June 30, 2010 (Unaudited)	-	1,850,000

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

The 400,000 stock options granted in 2008 were all issued to the Company’s law firm (“Crone”) for services rendered.

On March 10, 2008, the Company granted 250,000 options to Crone, all exercisable at $1.00 per share to March 10, 2012, and expensed the $59,225 fair value of these options at March 10, 2008 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.41 per share, exercise price of $1.00 per share, term of 4 years, expected volatility of 100%, and risk-free interest rate of 4%).

On December 31, 2008, the Company granted 150,000 options to Crone, all exercisable at $0.30 per share to December 31, 2012, and expensed the $31,410 fair value of these options at December 31, 2008 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.29 per share, exercise price of $0.30 per share, term of 4 years, expected volatility of 107%, and risk-free interest rate of 2%).

In July 2009, pursuant to a cashless exercise amendment, 107,059 options were converted into 107,059 shares of common stock and the remaining 42,941 options were cancelled. The Company expensed the $32,118 exercise amount relating to the 107,059 shares.

On January 26, 2010, the Company issued 76,738 shares of its common stock to Crone in a cashless exercise of 125,000 stock options exercisable at a price of $1.00 per share.

On February 25, 2010, the Company issued 475,000 shares of its common stock to the Investor at a price of $1.00 per share pursuant to a cash exercise of B warrants.

On March 3, 2010, the Company issued 125,000 shares of its common stock to Crone pursuant to a cash exercise of 125,000 stock options at a price of $1.00 per share.

In April 2010, the Company granted 250,000 options to Crone, all exercisable at $0.60 per share to March 10, 2012, and expensed the $390,275 fair value of these options at April 1, 2010 included with General and administrative expenses during the six months ended June 30, 2010 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $2.10 per share, exercise price of $0.60 per share, term of 30 days, expected volatility of 100%, and risk-free interest rate of 2%).

On June 21, 2010, pursuant to a cashless exercise, 161,765 options were converted into 161,765 shares of common stock and the remaining 88,235 options were cancelled.

On April 20 and May 25, 2010, the Company issued a total of 275,000 shares of its common stock to the Investor pursuant to cash exercises of B warrants at a price of $1.00 per share.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

There are no stock options outstanding as of June 30, 2010.

Warrants outstanding at June 30, 2010 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2008	750,000	750,000	$1.0000	March 21, 2011
July 16, 2008	500,000	500,000	$0.9375	July 16, 2011
July 16, 2008	600,000	600,000	$1.2500	July 16, 2011

Total	1,850,000	1,850,000

Other Common Stock Issuances

On February 8, 2010, the Company issued 40,000 shares of its common stock to a consulting firm pursuant to a consulting agreement dated  September 1, 2009 (see “Consulting Agreement” in Note 16).

On April 20, 2010, the Company issued 50,000 shares of its common stock to an individual for consulting services rendered. The Company recorded the $125,000 estimated fair value of the shares (based on the market closing price of $2.50 on April 20, 2010) as a general and administrative expense in the three months ended June 30, 2010. (see “Consulting Agreement” in Note 16)

NOTE 14– RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations.  In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund.  As a result of these PRC laws and regulations, Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $10,790,924 and $10,306,160 at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on managements’ present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $350,000 ($297,500 at December 31, 2009) attributable to the future utilization of the approximately $1,000,000 net operating loss carryforward of US China Kangtai as of June 30, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in varying amounts from year 2020 to year 2030.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

BVI China Kangtai was incorporated in the BVI and is not subject to tax on income or on capital gains.

Harbin Hainan Kangda and Taishan Kangda were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Harbin Hainan Kangda located its factories in a special economic region in Harbin, the PRC. This economic region allows foreign owned enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2005 and 2006, and a 50% income tax reduction for the following three years, being 2007 to 2009. Harbin Hainan Kangda was approved as a wholly owned foreign enterprise in March 2005. The effective income tax rate was 15% for the years ended December 31, 2009 and 2008. The income tax rate was increased to 25% beginning from January 1, 2010.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Expected tax at 35%	$2,240,592	$416,720
Tax effect of unutilized losses of US China Kangtai and BVI China Kangtai	49,948	12,160
Tax effect of PRC income taxed at lower rate	(209,913)	(381,988)
Non-taxable income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value	(1,032,918)	524,550
Actual provision for income taxes	$1,047,709	$571,442

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leased 10 farm sheds on April 10, 2008. The lease payment is RMB 28,000 (approximately $4,100) per annum. The lease is to expire on April 10, 2013.

The Company leased 1,487 mu (approximately 245 acres) land for growing cactus from third parties under operating leases on April 1, 2008.  The lease payment is RMB 14,871 (approximately $2,180) per annum from April 1, 2008 to March 31, 2018 and RMB 23,794 (approximately $3,500) from April 1, 2018 to March 31, 2038.

Rental expenses for all operating leases for the six months ended June 30, 2010 and 2009 were approximately $3,140 and $3,140 respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

At June 30, 2010, future minimum rental commitments under all non-cancellable operating leases are due as follows:

For the Year Ending June 30,
2011	$6,280
2012	6,280
2013	5,257
2014	2,180
2015	2,180
Thereafter	75,711
Total	$97,888

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

The Company entered into a one year consulting agreement with a consulting firm on September 1, 2009. The Company is required to pay the consultant a monthly cash retainer of $2,000 paid quarterly, of which the first 3 months was due upon signing of the contract. In addition, the Company is required to issue a total of 80,000 shares of its common stock to the consultant semi-annually; the first 40,000 shares were issued February 9, 2010.

Consulting fees totaling $250,730 were included in general and administrative expenses for the six months ended June 30, 2010. The fees consist of total cash payments of $32,930, a stock issuance of 40,000 shares valued at $92,800 based on the market price of $2.32 per share, and a stock issuance of 50,000 shares valued at $125,000 based on the market price of $2.50 per share.

Asset Purchase Agreement

On June 28, 2010, the Company through its wholly-owned subsidiary Harbin Hainan Kangda entered into an Asset Purchase Agreement (the “Agreement”) with Dadi Tobacco Trade Center (the “Seller”) of Raoping County in Guangdong Province of China. The Company has agreed to purchase from Seller certain real property and all improvements thereon, and all equipment and fixtures used in connection with the Seller’s operations for RMB 35,000,000 (approximately US$5,162,500) in cash. The real property includes a land use right to 4,784 square meters of land located in Raoping County of Guangdong Province of China for a period of 50 years.

Pursuant to the Agreement, the Company is to make payments to the Seller in three installments. The first installment of 30% of the total purchase price was to be paid within 10 days from the date of the execution of the Agreement. The second installment of 30% of the total purchase price is to be paid at the commencement of the title transfer for the assets to be purchased under the Agreement with the applicable regulatory agencies. The third installment of 40% of the total purchase price is to be paid within 5 days following the completion of the title transfer of all assets purchased. If the Seller does not complete all transfer of title of the assets required by law within 4 months from the date of the Agreement, the Seller will be subject to a penalty equal to 10% of the aggregate purchase price. If the Company does not make payment of the purchase price as set forth in the Agreement, the Company will be subject to a penalty payment equal to 10% of the amount of the installment payment not made at the time set out in the Agreement.

The Company paid RMB 10,500,000 (approximately $1,548,750), the first 30% installment due under the agreement, in July 2010. The Company currently outsources manufacturing of its cactus cigarettes. This acquisition will provide the Company with cigarette manufacturing capabilities to produce its own cactus cigarettes.

Concentrations and risks

Substantially all of the Company’s assets are located in China and 100% of the Company’s revenues have been derived from customers located in China and Taiwan.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

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

NOTE 17 – SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products.  Substantially all of the Company’s identifiable assets at June 30, 2010 and December 31, 2009 were located in the PRC.  Net sales for the periods presented were all derived from PRC customers. During the six months ended June 30, 2010, one customer accounted for 11% of net sales.  During the six months ended June 30, 2009, one customer accounted for 17% of net sales.

Net sales consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Finished goods	$8,665,200	$5,876,304	$12,574,463	$8,601,424
Cactus stock	68,209	636,440	1,677,980	1,241,272
Total	$8,733,409	$6,512,744	$14,252,443	$9,842,696

NOTE 18 - TERMINATION OF COMMON STOCK PURCHASE AGREEMENT (LIMITED PRIVATE PLACEMENT OFFERING WITH SEASIDE 88, LP) ENTERED INTO IN NOVEMBER 2009

On  November 15, 2009, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with Seaside 88, LP (“ Seaside”)  relating to the offering and sale of up to 2,100,000 shares of Company common stock. Subject to the limitations and qualifications set forth therein, the Agreement required the Company to issue and sell, and Seaside to purchase, up to 150,000 shares of common stock once every two weeks, subject to the satisfaction of customary closing conditions. At the initial closing and at each subsequent closing, on each 14th day thereafter for twenty-six (26) weeks, the offering price of the Common stock was to equal 87% of the volume weighted average trading price of the Common Stock for the ten consecutive trading days immediately preceding each subsequent closing date. If, with respect to any subsequent closing, the volume weighted average trading price of the Common Stock for the three trading days  immediately prior to such closing was below $1.25 per share, then the particular subsequent closing was not to occur and the aggregate number of Shares to be purchased was to be reduced by 150,000 shares of Common Stock, The Agreement provided that the Company may, at its sole discretion, upon thirty (30) days’ prior written notice to Seaside, terminate the Agreement after the fifth subsequent closing. The Agreement contained representations and warranties and covenants for each party, which must be true and have been performed at each closing. The Agreement may have been terminated by Seaside, by written notice to the Company, if the initial closing was not consummated on or before March 31, 2010, provided, however, if the Company receives comments from the Securities and Exchange Commission on the registration statement covering the sale to Seaside, or the resale by Seaside, of the Shares, this date was to be extended until April 30, 2010.

On April 30, 2010, the Company entered into a termination agreement (the “Termination Agreement”) with Seaside pursuant to which the parties agreed to mutually terminate the Common Stock Purchase Agreement relieving the Company of any obligations arising out of the agreement, including liquidated damages penalties concerning shares that were to be purchased from the Company by Seaside and registered by the Company with the Securities and Exchange Commission.

NOTE 19 - SUBSEQUENT EVENTS

On July 9, 2010, the Company entered into an Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak”) pursuant to which the Company has agreed to issue and sell to the Investor, and Kodiak has agreed to purchase from the Company, up to that number of the Company’s common stock having an aggregate purchase price of $1,000,000 (the “Financing”).  Pursuant to the Investment Agreement, the price per share will be determined once the Company submits a written notice (the “Put Notice”) to Kodiak stating the dollar amount in U.S. dollars the Company intends to sell to Kodiak and will be at a price equal to 83% of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered with the Securities and Exchange Commission.  Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a three (3) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it may deliver the Put Notice to the Investor (the “Open Period”).

As part of the consideration for the Financing the Company has also agreed to pay Kodiak a document preparation fee of $15,000 and to issue Kodiak an additional 15,000 shares of newly-issued Company common stock  at the closing of the Financing.

Under the Investment Agreement Kodiak will only purchase shares when the Company meets the following conditions:

•	a registration statement has been declared effective and remains effective for the resale of the Shares until the closing of the Financing;

•
at all times during the period beginning on the date of the Put Notice and ending on the date of the closing of the Financing, the Company’s common stock has been listed on the Over-the-Counter Bulletin Board and has not been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period;

•	the Company has not been notified of any pending or threatened proceeding or other action to delist or suspend the Company’s common stock;

•
the Company has complied with its obligations and is otherwise not in breach of or in default under the Investment Agreement, the  Registration Rights Agreement or any other agreement executed in connection therewith;

•
no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Shares; and

•	the issuance of the Shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

The Investment Agreement will terminate when any of the following events occur:

•	Kodiak has purchased an aggregate of $1 million of the Company’s common stock;

•	upon written notice from the Company to Kodiak.

Similarly, this Investment Agreement, may, at the option of the non-breaching party, terminate if Kodiak or the Company commits a material breach, or becomes insolvent or enters bankruptcy proceedings.

The Company also entered into a Registration Rights Agreement with Kodiak on July 9, 2010.  Pursuant to the Registration Rights Agreement, the Company is obligated to file a registration statement registering the resale of the Shares. The Company filed a registration statement on Form S-1 on July 30, 2010.

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

The Company has over 387 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutraceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powders, which are raw materials for cactus nutraceuticals. The Company’s annual production capability of edible cacti in 2009 was 19,184 tons.

The Company engages with, by co-operative production agreements, local pharmaceutical, food and beverage manufacturers to produce its products. This strategy allows the Company to fill the orders quickly with short production runs and to reduce the requirements in fixed assets investment. The Company currently has entered into co-production agreements with five processors in China. They are Harbin Bin County Hualan Dairy Factory, Harbin Ice Lantern Noodle Factory, Tsingtao Brewry (Harbin) Inc., Harbin Diwang Pharmacy Co., Ltd. (a GMP or Good Manufacturing Practice certified processor), and Mudanjiang Kangwei Health Food Company, Ltd. Pursuant to these contracts, the Company provides raw materials, quality control guidelines and technical support while the processors provide other materials, processing facilities and labor to manufacture products for the Company. These processors are required to follow strictly the Company’s guidelines and instructions for production. The Company inspects all final products. The Company currently has long term agreements with all five processors which may be renewed at expiration in 2012.

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

Results of Operations

Three Months Ended June 30, 2010 as compared to Three Months Ended June 30, 2009

Comparison of Sales for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		% of
	2010	2009	changes
Sales by categories
Nutraceuticals	$3,337,637	$3,326,371	0.34%
Beverages	3,173,069	2,100,999	51.03%
Raw & intermediate materials	44,404	636,833	-93.03%
Packaged foods	-	131,145	-
Cactus cigarettes	837,752	-	-
Cactus feed	1,340,547	317,396	322.36%
Total Sales	$8,733,409	$6,512,744	34.10%

Sales for the three months ended June 30, 2010 totaled $8,733,409, an increase of $2,220,665, or 34% compared to the sales of $6,512,744 for the three months ended June 30, 2009.  The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers. The sale of our cactus feed products was $1,340,547, an increase of $1,023,151, or 322% as compared to the sales of $317,396 in the same period of 2009. The sale of beverages products was $3,173,069 in the three months ended June 30, 2010, an increase of $1,072,070, or 51%, as compared to the sales of $2,100,999 in the same period of 2009. The sale of cactus cigarettes products was $837,752 in the three months ended June 30, 2010, compared to the sales of $0 in the same period of 2009. The sales from our raw and intermediate materials and packaged foods products was $44,404 in the three months ended June 30, 2010, a decrease of  $723,574  compared to the sales of $767,978 in the same period in 2009.  The cigarette sales increase and the raw and intermediate materials and packaged foods decrease resulted from the changing of our products mix.

Cost of Sales

Cost of sales totaled $5,425,254 for the three months ended June 30, 2010, an increase of $1,649,207, or 44% as compared to $3,776,047 in the same quarter of 2009. The gross profit rate was 37.88% for the three months ended June 30, 2010, a decrease 4.14 percentage points as compared to 42.02% in the same quarter of 2009. The increase in cost of sales and decrease in gross profit rates was primarily attributable to the increased sales of our cactus feed products.  The gross profit rate is about 17% for cactus feed products.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 totaled $1,011,968, an increase of $110,793, or 12%, compared to $901,175 for the three months ended June 30, 2009. The increase in operating expenses was mainly attributable to our new research and development expense of $104,015 for the three months ended June 30, 2010 and increased amortization expense due to the newly acquired patents.

Other Income and Expenses

Other income (net) for the three months ended June 30, 2010 totaled $1,421,662, compared to net loss of $1,774,852 for the same period of 2009. The increased net other income mainly resulted from the income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values.  Such income totaled $1,435,280 in the three months ended June 30, 2010. We incurred a loss of $1,761,440 from the revaluation in the same period of 2009.

Income from Operations

Income from operations totaled $2,296,606 in the three months ended June 30, 2010, an increase of $461,084, or 25%, as compared to $1,835,522 in the same period of 2009. The increase resulted mainly from increased sales.

Net Income

Net income totaled $3,001,345 for the three months ended June 30, 2010 as compared to the net loss of $337,486 in the same period of 2009. The increase in net income was caused partially by the income of $1,435,280 from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Absent this income, the Company would have had a net income of $1,566,065 and basic and diluted earnings per common share would have been $0.07 and $0.07 for the three months ended June 30, 2010. Absent the revaluation loss of $1,761,440, the Company would have had a net income of $1,423,954 and basic and diluted earnings per common share would have been $0.08 and $0.07 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 as compared to Six Months Ended June 30, 2009

Comparison of Sales for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,		% of
	2010	2009	changes
Sales by categories
Nutraceuticals	$5,143,382	$4,688,600	9.70%
Beverages	4,571,771	3,082,283	48.32%
Raw & intermediate materials	1,677,980	1,241,777	35.13%
Packaged foods	-	254,759	-
Cactus cigarettes	1,050,391	-	-
Cactus feed	1,808,919	575,277	214.44%
Total Sales	$14,252,443	$9,842,696	44.80%

Sales for the six months ended June 30, 2010 totaled $14,252,443, an increase of $4,409,747, or 45% compared to the sales of $9,842,696 for the six months ended June 30, 2009.  The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers. The sale of our cactus feed products was $1,808,919, an increase of $1,233,642, or 214% as compared to the sales of $575,277 in the same period of 2009. The sale of beverages products was $4,571,771 in the six months ended June 30, 2010, an increase of $1,489,488, or 48%, as compared to the sales of $3,082,283 in the same period of 2009. The sale of cactus cigarettes products was $1,050,391 in the six months ended June 30, 2010, compared to the sales of $0 in the same period of 2009. The sale of nutraceuticals products was $5,143,382 in the six months ended June 30, 2010, an increase of $454,782, or 10%, as compared to the sales of $4,688,600 in the same period of 2009.

Cost of Sales

Cost of sales totaled $9,464,697 for the six months ended June 30, 2010, an increase of $3,595,864, or 61% as compared to $5,868,833 in the same quarter of 2009. The gross profit rate was 33.59% for the six months ended June 30, 2010, a decrease 6.78 percentage points as compared to 40.37% in the same quarter of 2009. The decrease in gross profit rates was primarily attributable to the increased sales of our cactus feed products.  The gross profit rate of cactus feed products is about 16% for cactus feed products.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 totaled $1,310,483, an increase of $52,672, or 4%, compared to $1,257,811 for the six months ended June 30, 2009. The increase in operating expenses was mainly attributable to our new research and development expense of $104,015 for the six months ended June 30, 2010 and increased amortization expense due to newly acquired patent.

Other Income and Expenses

Other income (net) for the six months ended June 30, 2010 totaled $2,924,429, compared to net loss of $1,525,423 for the same period of 2009. The increased net other income mainly resulted from the income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values.  Such income totaled $2,951,195 in the six months ended June 30, 2010. We incurred a loss of $1,498,715 from the revaluation in the same period of 2009.

Income from Operations

Income from operations totaled $3,477,263 in the six months ended June 30, 2010, an increase of $761,211, or 28%, as compared to $2,716,052 in the same period of 2009. The increase resulted mainly from increased sales.

Net Income

Net income totaled $5,353,983 for the six months ended June 30, 2010 as compared $619,187 in the same period of 2009. The increase in net income was caused partially by the income of $2,951,195 from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Absent this income, the Company would have had a net income of $2,402,788 and basic and diluted earnings per common share would have been $0.12 and $0.11 for the six months ended June 30, 2010. Absent the revaluation loss of $1,498,715, the Company would have had a net income of $2,117,902 and basic and diluted earnings per common share would have been $0.12 and $0.11 for the six months ended June 30, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $2,279,956 and $2,918,068, as of June 30, 2010 and December 31, 2009. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit.  Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Net cash provided by operating activities was $6,078,370 and $1,329,923 for the six months ended June 30, 2010 and 2009, respectively. The increase in net cash provided by operating activities in 2010 was due to the increase of our sales and collections of other receivables totaling $3,747,926, which related to sale of land use rights and certain equipment in 2009.

Net cash used in investing activities was $7,738,315 and $2,930,200 for the six months ended June 30, 2010 and 2009, respectively. In January 2010, the Company purchased a livestock feed patent in the amount of $7,981,624 (RMB 54,112,700).  The Company deposited $2,930,200 pursuant to the Assets Purchase Agreement entered on March 25, 2009 for land use rights.

Net cash provided by financing activities was $869,958 and $0 for the six months ended June 30, 2010 and 2009.  During the six months ended June 30, 2010, the Company received net proceeds of $125,000 from cash exercise of stock options and net proceeds of $750,000 from exercise of B warrants. The Company repaid $5,042 to a related party.

Note Payable to a Financial Institution

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $26,590 and $26,590 for the six months ended June 30, 2010 and 2009, respectively.

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

At June 30, 2010, the fair values of the financial instruments consisted of:

	Shares / Warrants	Fair Value
	(Unaudited)	(Unaudited)
Series A Convertible Preferred Stock	50,000	$66,000
A warrants	-	-
B warrants	750,000	425,475
C warrants	500,000	334,750
D warrants	600,000	329,940
Total warrants	1,850,000	1,090,165
Total Financial Instruments	1,900,000	$1,156,165

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through June 30, 2010.

	Shares / Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants (Unaudited)	(475,000)	(612,750)
Revaluation credited to operations (Unaudited)	-	(1,515,915)
Balance, March 31, 2010 (Unaudited)	2,175,000	2,929,695
Exercise of B warrants (Unaudited)	(275,000)	(338,250)
Revaluation credited to operations (Unaudited)	-	(1,435,280)
Balance, June 30, 2010 (Unaudited)	1,900,000	$1,156,165

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

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

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

Item 4.  Controls and Procedures.

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

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, the Company is not a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Registration Statement filed on Form S-1 with the United States Securities and Exchange Commission on July 30, 2010. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Registration Statement may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2010 the Company issued 50,000 shares to its business consultant pursuant to the consulting agreement signed on April 2, 2010 for services rendered. The issuances of these shares was deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

None.

Item 5.  Other Information

None.
Item 6.  Exhibits

(a) Exhibits

EXHIBIT INDEX

10.1*
English translation of the Patent Transfer Agreement dated as of January 2010 between Harbin Hainan Kangda Cactus Hygienical Foods Co., Ltd and Heilongjiang Yatai Bio Development and Research Institute.

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

* Incorporated by reference to the Form S-1 filed as Exhibit 10.32 on July 30, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: August 16, 2010	By:	/s/ JINJIANG WANG
JINJIANG WANG
President, Chief Executive Officer, Director and Principal Executive Officer

Date: August 16, 2010	By:	/s/ HONG BU
HONG BU
Chief Financial Officer, Director and Principal Financial and Accounting Officer