Form 10-Q
period 2010-09-30
China Kangtai Cactus Bio-tech, Inc.
filed 2010-11-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to ________________

Commission File No. 000-33097

CHINA KANGTAI CACTUS BIO-TECH, INC.
(Name of Small Business Issuer in its Charter)

Nevada	87-0650263
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

99 Taibei Road
Limin Economic and Technological Development Zone
Harbin, Heilongjiang Province, People’s Republic of China
(Address of Principal Executive Offices)

(86) 451-57351189 ext 126
(Registrant’s Telephone Number, Including International Code and Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2010, the issuer had outstanding 21,240,527 shares of common stock, $0.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

Quarterly Period Ended September 30, 2010

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	1
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months ended September 30, 2010 and 2009	2
	Condensed Consolidated Statements of Stockholder's Equity (Unaudited)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009	4
	Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2010	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	(Removed and Reserved)
Item 5.	Other Information	35
Item 6.	Exhibits	35
SIGNATURES		36

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$549,398	$2,918,068
Accounts receivable, net of allowance for doubtful accounts of $993,537 and $1,006,597, respectively	6,414,647	2,283,257
Inventories	1,691,480	2,440,904
Prepaid expenses	2,586	1,265
Other receivables	21,257	3,992,562
Total Current Assets	8,679,368	11,636,056

Property, plant and equipment, net of accumulated depreciation of $2,482,141 and $2,112,093, respectively	5,528,550	5,750,876

Other Assets
Intangible assets, net of accumulated amortization of $1,409,971 and $1,054,531, respectively	8,077,294	316,300
Land use rights, net of accumulated amortization of $773,194 and $473,151, respectively	18,081,669	17,981,834
Deposits in connection with Asset Purchase Agreement	2,690,460	-

Total Assets	$43,057,341	$35,685,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$228,737	$311,417
Note payable	904,294	885,115
Taxes payable	1,139,351	789,141
Other payable	-	5,042
Total Current Liabilities	2,272,382	1,990,715

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Designated as Series A convertible Preferred Stock (50,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	51,500	135,500
Warrants	599,360	4,922,860
Total	650,860	5,058,360

Total Liabilities	2,923,242	7,049,075

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding: 50,000 and 50,000 shares, respectively	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 21,227,527 and 20,024,024 shares, at September 30, 2010 and December 31, 2009, respectively	21,228	20,024
Additional paid-in capital	13,476,146	11,003,276
Retained earnings
Appropriated	4,719,992	3,881,804
Unappropriated	18,226,723	10,903,711
Accumulated other comprehensive income (Foreign currency translation adjustments)	3,690,010	2,827,176
Total stockholders' equity	40,134,099	28,635,991

Total Liabilities and Stockholders' Equity	$43,057,341	$35,685,066

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales	$9,522,875	$8,187,397	$23,775,318	$18,030,093
Cost of Sales	(5,902,532)	(4,941,881)	(15,367,229)	(10,810,714)
Gross Profit	3,620,343	3,245,516	8,408,089	7,219,379

Operating Expenses
Selling expenses	30,287	71,625	88,702	129,569
Provision for (reduction in) reserve for allowances, returns and doubtful accounts	-	(492,206)	(31,146)	457,307
Research and development	36,940	-	140,955	-
General and administrative expenses	207,170	112,896	1,194,560	236,521
Depreciation	19,262	19,210	57,369	58,267
Amortization of land use rights	6,052	9,543	25,120	28,620
Amortization of intangible assets	198,037	34,311	332,671	102,906
Total operating expenses	497,748	(244,621)	1,808,231	1,013,190
Income from Operations	3,122,595	3,490,137	6,599,858	6,206,189

Other Income (Expense)
Interest income	-	43	243	69
Imputed interest expense	(13,409)	(13,307)	(39,999)	(39,909)
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	505,305	(2,738,135)	3,456,500	(4,236,850)
Loss on disposal of property and equipment	(1,666)	-	(2,085)	(132)
Total Other Income (Expenses)	490,230	(2,751,399)	3,414,659	(4,276,822)
Income before Income Tax	3,612,825	738,738	10,014,517	1,929,367
Income tax expense	(805,608)	(455,035)	(1,853,317)	(1,026,477)
Net Income Attributable to Common Stockholders	$2,807,217	$283,703	$8,161,200	$902,890

Net Income Per Common Share
Basic	$0.13	$0.02	$0.39	$0.05
Diluted	$0.13	$0.01	$0.38	$0.05

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	21,227,527	18,030,492	20,850,175	17,933,914
Diluted	21,563,684	19,702,898	21,336,042	19,258,049

Comprehensive Income:
Net income	$2,807,217	$283,703	$8,161,200	$902,890
Foreign currency translation adjustment	533,534	29,424	862,834	877
Comprehensive Income	$3,340,751	$313,127	$9,024,034	$903,767

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
(Unaudited)

	Preferred Stock $0.001 par value		Common Stock $0.001 par value		Additional	Unappropriated	Appropriated	Accumulated other
					paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2007	-	$-	17,739,625	$17,740	6,607,848	$7,082,943	$1,844,937	$1,738,626	$17,292,094
Sale of Series A preferred stock	1,250,000	1,250	-	-	719,672	-	-		720,922
Deemed dividends	-	-	-	-	322,750	(322,750)	-		-

Issuance of shares in consideration for the waiver of liquidated damages	-	-	46,000	46	26,634	-	-	-	26,680
Conversion of Series A preferred stock	(100,000)	(100)	100,000	100	0	-	-	-	-
Stock option expense	-	-	-	-	90,635		-		90,635
Imputed interest on note payable	-	-	-	-	52,326	-	-	-	52,326
Transfer to statutory and staff welfare reserves	-	-	-	-	0	(837,408)	837,408	-	-
Net income for the year ended December 31, 2008						5,681,500			5,681,500
Currency translation adjustment	-	-	-	-	0	-	-	1,309,246	1,309,246
Balance at December 31, 2008 (as restated)	1,150,000	1,150	17,885,625	17,886	7,819,865	11,604,285	2,682,345	3,047,872	25,173,403
January 1, 2009 cumulative effect of change in accounting principle:
Reclassification of Series A Preferred Stock and A, B, C, and D
Warrants from stockholder's equity to liabilities, including revaluation at fair value of$18,760	(1,150,000)	(1,150)			(688,850)	18,760			(671,240)
Balance at January1, 2009 after cumulative effect adjustment	-	-	17,885,625	17,886	7,131,015	11,623,045	2,682,345	3,047,872	24,502,163
Conversion of Series A preferred stock	-	-	1,100,000	1,100	1,948,067	-	-	-	1,949,167
Cashless exercise of A warrants	-	-	598,006	598	1,290,630	-	-	-	1,291,228
Cash exercise of A warrants	-	-	333,334	333	548,334	-	-	-	548,667
Exercise of stock option	-	-	107,059	107	32,011	-	-	-	32,118
Imputed interest on note payable	-	-	-	-	53,219	-	-	-	53,219
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,199,459)	1,199,459	-	-
Net income for the year ended December 31, 2009	-	-	-	-	-	480,125	-	-	480,125
Currency translation adjustment	-	-	-	-	-	-	-	(220,696)	(220,696)
Balance at December 31, 2009	-	-	20,024,024	20,024	11,003,276	10,903,711	3,881,804	2,827,176	28,635,991
Cashless exercise of stock options	-	-	238,503	239	(239)	-	-	-	-
Stock issued for consulting services	-	-	90,000	90	217,710	-	-	-	217,800
Exercise of B warrants	-	-	750,000	750	1,700,250	-	-	-	1,701,000
Exercise of$1.00 stock options	-	-	125,000	125	124,875	-	-	-	125,000
Stock option expense	-	-	-	-	390,275	-	-	-	390,275
Imputed interest on note payable	-	-	-	-	39,999	-	-	-	39,999
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(838,188)	838,188	-	-
Net income for the nine months ended September 30, 2010 (Unaudited	-	-	-	-	-	8,161,200	-	-	8,161,200
Currency translation adjustment	-	-	-	-	-	-	-	862,834	862,834
Balance at September 30, 2010 (Unaudited)	-	$-	21,227,527	$21,228	$13,476,146	$18,226,723	$4,719,992	$3,690,010	$40,134,099

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$8,161,200	$902,890
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(3,456,500)	4,236,850
Issuance of shares in consideration for consulting services	217,800	-
Issuance of options in consideration for legal services	390,275	-
Cashless exercise of stock options charged to operations	-	32,118
Provision for (reduction in) allowances, returns and doubtful accounts	(31,146)	457,307
Depreciation - cost of sales	256,703	294,709
Depreciation - operating expenses	57,369	58,267
Amortization of land use rights -cost of sales	237,735	109,635
Amortization of land use rights- operating expenses	25,120	28,620
Amortization of intangible assets	332,671	102,906
Imputed interest	39,999	39,909
Loss on disposal of property and equipment	2,085	132
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,118,330)	211,148
Decrease in inventories	749,424	947,095
Increase in prepaid expenses and other receivables	(1,321)	(1,751)
Collections of other receivables	3,747,926	-
Decrease in accounts payable and accrued liabilities	(82,680)	(99,423)
Increase in taxes payable	350,210	25,366
Net cash provided by operating activities	6,878,540	7,345,778
Cash Flows from Investing Activities
Purchase of patent	(8,088,226)	-
Purchase of land use rights	-	(4,224,870)
Purchase of property and equipment	(17,083)	(4,113,831)
Collection of amount previously advanced to related party	223,379	-
Deposits in connection with Asset Purchase Agreement	(2,690,460)	-
Net cash (used for) investing activities	(10,572,390)	(8,338,701)
Cash Flows from Financing Activities
Repayment to related party	(5,042)	-
Cash exercise of options	125,000	-
Exercise of B warrants	750,000	-
Net cash provided by financing activities	869,958	-
Effect of exchange rate changes on cash and cash equivalents	455,222	(7,411)
Decrease in cash and cash equivalents	(2,368,670)	(1,000,334)
Cash and cash equivalents, beginning of period	2,918,068	4,398,897
Cash and cash equivalents, end of period	$549,398	$3,398,563

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,565,650	$962,714

Schedule of non-cash investing and financing activities:
Acquisition of Taichang Baisa land use rights		$9,736,149
Less amount paid to September 30, 2009		(2,920,845)
Due seller at September 30, 2009		$6,815,304

See notes to consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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
SEPTEMBER 30, 2010
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

Harbin Hainan Kangda and Taishan Kangda assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14947 and $0.14630 at September 30, 2010 and December 31, 2009, respectively). Harbin Hainan Kangda and Taishan Kangda revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ended September 30, 2010 and 2009. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There are no material foreign currency transaction gains or losses for the three and nine months ended September 30, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2010 and December 31, 2009 consist of cash on hand and demand deposit accounts with banks. The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $242,607 and $73,295 for the nine months ended September 30, 2010 and 2009.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Research and development costs totaled $140,955 and $58,636 for the nine months ended September 30, 2010 and 2009, respectively.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The following table provides a reconciliation of common shares used in the basic net income per common share and diluted net income per common share computations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding - basic	21,227,527	18,030,492	20,850,175	17,933,914
Series A convertible preferred stock	50,000	1,150,000	50,000	1,150,000
Incremental common shares from stock options and warrants	286,157	522,406	435,867	174,135
Weighted average shares outstanding - diluted	21,563,684	19,702,898	21,336,042	19,258,049

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in diluted net income per common share. Antidilutive common shares related to stock options and warrants excluded from the computation of diluted net income per common share were 600,000 and 0, respectively, for the three and nine months ended September 30, 2009.

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

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The adoption of this new guidance did not have a material effect on our financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Cactus stock	$1,507,640	$2,149,643
Other raw materials and work-in-process	6,352	28,158
Finished goods	283,078	311,761
Total	1,797,070	2,489,562
Less: allowance for market adjustments to inventories	(105,590)	(48,658)
Net	$1,691,480	$2,440,904

NOTE 5 – OTHER RECEIVABLES

Other receivables at September 30, 2010 and December 31, 2009 consist of:

	September 30,	December 31,
	2010	2009
	(Unudited)
Land Center of Qitaihe	$-	$3,116,843
QitaiheTianhe Pharmaceutical Co. Ltd	-	631,083
Due from related party	21,257	244,636
Total	$21,257	$3,992,562

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Due from related party

At September 30, 2010 and at December 31, 2009, due from related party, Mr. Chengzhi Wang, the General Manager and Director of the Company, of $21,257 and $244,636, respectively, was interest free and due on demand.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Buildings	$2,984,052	$2,920,766
Plant equipment and machinery	4,742,837	4,642,249
Motor vehicles	273,632	288,816
Furniture and office equipment	10,170	11,138
Total	8,010,691	7,862,969
Less accumulated depreciation	(2,482,141)	(2,112,093)
Net	$5,528,550	$5,750,876

Depreciation expense was $314,072 and $352,976 for the nine months ended September 30, 2010 and 2009, respectively, of which $256,703 and $294,709, were included in cost of sales, respectively.

NOTE 7 - LAND USE RIGHTS

Land use rights, net consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Harbin Hainan Kangda	$17,965,255	$17,584,244
Taishan Kangda	889,608	870,741
Total	18,854,863	18,454,985
Less accumulated amortization	(773,194)	(473,151)
Net	$18,081,669	$17,981,834

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The purchase price for the Taishan Basha land use rights of 66,376,800 RMB ($9,921,340) was paid in full as of December 31, 2009. Commencing January 2010, amortization of the cost is being charged to operations.

Amortization of land use rights was $262,855 and $138,266 for the nine months ended September 30, 2010 and 2009, respectively, of which $237,735 and $109,635, respectively, were included in cost of goods sold.

The expected amortization of the above land use rights for each of the five succeeding years ending September 30, land in the aggregate, are as follows:

Year Ending	Amount
September 30,	(Unaudited)
2011	$388,971
2012	388,971
2013	388,971
2014	388,971
2015	388,971
Thereafter	16,136,844
Total	$18,081,699

NOTE 8 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Patents and licenses	$9,487,265	$1,370,831
Less accumulated amortization	(1,409,971)	(1,054,531)
Net	$8,077,294	$316,300

In January 2010, the Company purchased a group of cactus patents for cattle, hog and fish feed for $8,088,226 (RMB 54,112,700) under a “Patent Transfer Agreement” which provided for the Company to make 4 installment payments to the transferor of the patent, as follows: 25% at the end of January 2010; 25% at the end of March 2010; 20% at the end of June 2010; and 30% at the end of August 2010.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The Company paid $6,299,500 in cash, which amount exceeded payments required by the agreement through March 31, 2010. The additional payments were the result of an informal agreement between the Transferor and the Company based upon a timely delivery of materials by the Transferor to facilitate the transfer of title to the Company, which occurred on April 21, 2010. The patent period granted under PRC governmental authority commenced on April 10, 2010 and expires on April 10, 2025. The Company paid the remainder $1,628,011 to the Transferor in May 2010. Prior to the Patent Transfer Agreement the Company had been using the patents on an experimental basis since 2008.

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

Patents and licenses amortization expense was $332,671 and $102,906 for the nine months ended September 30, 2010 and 2009, respectively.

The expected amortization of the above intangible assets for each of the five succeeding years ending September 30, and in the aggregate, is as follows:

Year Ending	Amount
September 30,	(Unaudited)
2011	$786,891
2012	725,309
2013	646,987
2014	646,987
2015	646,987
Thereafter	4,624,133
Total	$8,077,294

NOTE 9 - NOTE PAYABLE

Note payable consists of:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Note payable to a financial institution, interest free, unsecured and due on demand	$904,294	$885,115

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $39,999 and $39,909 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 10 – TAXES PAYABLE

Taxes payable consist of:

	September 30	December 31,
	2010	2009
	(Unaudited)
PRC corporation income tax	$814,931	$527,264
Value added tax payable	106,513	74,419
Consumption tax	215,812	151,751
Other taxes	2,095	35,707

Total	$1,139,351	$789,141

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
SEPTEMBER 30, 2010
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

At September 30, 2010 and December 31, 2009, the fair values of the financial instruments consisted of:

	September 30, 2010		December 31, 2009
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Series A Convertible Preferred Stock	50,000	$51,500	50,000	$135,500
A warrants	-	-	-	-
B warrants	750,000	219,600	1,500,000	2,839,500
C warrants	500,000	197,600	500,000	992,500
D warrants	600,000	182,160	600,000	1,090,860
Total warrants	1,850,000	599,360	2,600,000	4,922,860
Total Financial Instruments	1,900,000	$650,860	2,650,000	$5,058,360

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through September 30, 2010.

	Shares /
	Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants (Unaudited)	(475,000)	(612,750)
Revaluation credited to operations (Unaudited)	-	(1,515,915)
Balance, March 31, 2010 (Unaudited)	2,175,000	2,929,695
Exercise of B warrants (Unaudited)	(275,000)	(338,250)
Revaluation credited to operations (Unaudited)	-	(1,435,280)
Balance, June 30, 2010 (Unaudited)	1,900,000	1,156,165
Revaluation credited to operations (Unaudited)	-	(505,305)
Balance, September 30, 2010 (Unaudited)	1,900,000	$650,860

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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
SEPTEMBER 30, 2010
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

On October 27, 2008, the Company issued 100,000 shares of common stock to the Investor for the conversion of 100,000 shares of Series A Preferred Stock. On September 10, 2009, the Company issued 416,667 shares of common stock to the Investor for the conversion of 416,667 shares of Series A Preferred Stock. On October 22, 2009, the Company issued 433,333 shares of common stock to the Investor for the conversion of 433,333 shares of Series A Preferred Stock. On November 23, 2009, the Company issued 250,000 shares of common stock to the Investor for the conversion of 250,000 shares of Series A Preferred Stock. There were 50,000 shares of Series A Preferred Stock outstanding at September 30, 2010 and December 31, 2009.

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

NOTE 13 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK; AND OTHER COMMON STOCK ISSUANCES

Options and Warrants

A summary of stock option and warrant activity for the years ended December 31, 2008 and 2009 and for the nine months ended September 30, 2010 follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-
Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	400,000	3,850,000
Granted and issued	-	-
Exercised	(107,059)	(1,250,000)
Forfeited/expired/cancelled	(42,941)	-
Outstanding at December 31, 2009	250,000	2,600,000
Granted and issued	-	-
Exercised	(201,738)	(475,000)
Forfeited/expired/cancelled	(48,262)	-
Outstanding at March 31, 2010 (Unaudited)	-	2,125,000
Granted and issued	250,000	-
Exercised	(161,765)	(275,000)
Forfeited/expired/cancelled	(88,235)	-

Outstanding at June 30, 2010 and September 30, 2010 (Unaudited)	-	1,850,000

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

In April 2010, the Company granted 250,000 options to Crone, all exercisable at $0.60 per share to March 10, 2012, and expensed the $390,275 fair value of these options at April 1, 2010 included with General and administrative expenses during the three months ended June 30, 2010 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $2.10 per share, exercise price of $0.60 per share, term of 30 days, expected volatility of 100%, and risk-free interest rate of 2%).

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

On June 21, 2010, pursuant to a cashless exercise, 161,765 options were converted into 161,765 shares of common stock and the remaining 88,235 options were cancelled.

On April 20, 2010 and May 25, 2010, the Company issued a total of 275,000 shares of its common stock to the Investor pursuant to cash exercises of B warrants at a price of $1.00 per share.

There are no stock options outstanding as of September 30, 2010.

Warrants outstanding at September 30, 2010 consist of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date

March 21, 2008	750,000	750,000	$1.0000	March 21, 2011
July 16, 2008	500,000	500,000	$0.9375	July 16, 2011
July 16, 2008	600,000	600,000	$1.2500	July 16, 2011

Total	1,850,000	1,850,000

Other Common Stock Issuances

On February 8, 2010, the Company issued 40,000 shares of its common stock to a consulting firm pursuant to a consulting agreement dated September 1, 2009 (see “Consulting Agreements” in Note 16).

On April 20, 2010, the Company issued 50,000 shares of its common stock to an individual for consulting services rendered. The Company recorded the $125,000 estimated fair value of the shares (based on the market closing price of $2.50 on April 20, 2010) as a general and administrative expense in the three months ended June 30, 2010.

NOTE 14– RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion amounted to $11,184,347 and $10,306,160 at September 30, 2010 and December 31, 2009, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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

At September 30, 2010, US China Kangtai has an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on managements’ present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $350,000 ($297,500 at December 31, 2009) attributable to the future utilization of the approximately $1,000,000 net operating loss carry forward of US China Kangtai as of September 30, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forward expires in varying amounts from year 2020 to year 2030.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Expected tax at 35%	$3,505,081	$675,278
Tax effect of unutilized losses of US China Kangtai	253,817	12,171
and BVI China Kangtai
Tax effect of PRC income taxed at lower rate	(695,806)	(1,143,870)
(Non-taxable income) nondeductible expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value	(1,209,775)	1,482,898
Actual provision for income taxes	$1,853,317	$1,026,477

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leased 10 farm sheds on April 10, 2008. The lease payment is RMB 28,000 (approximately $4,185) per annum. The lease is to expire on April 10, 2013.

The Company leased 1,487 mu (approximately 245 acres) land for growing cactus from third parties under operating leases on April 1, 2008. The lease payment is RMB 14,871 (approximately $2,223) per annum from April 1, 2008 to March 31, 2018 and RMB 23,794 (approximately $3,556) from April 1, 2018 to March 31, 2038.

Rental expenses for all operating leases for the nine months ended September 30, 2010 and 2009 were approximately $4,800 and $4,800 respectively.

At September 30, 2010, future minimum rental commitments under all non-cancellable operating leases are due as follows:

For the Year Ending
September 30,
2011	$6,408
2012	6,408
2013	4,316
2014	2,223
2015	2,223
Thereafter	76,677
Total	$98,255

Consulting Agreements

The Company entered into a six months investor relations consulting contract on July 1, 2009 (which was terminated by the Company in September 2010). Under the contract, the Company was obligated to pay the consultant a fee of $5,000 per month, consisting of $2,500 in cash and $2,500 in Company restricted common stock. The contract was to be automatically renewed for six months unless either of the two parties gives 30 days written notice of termination. On October 1, 2010, the Company issued 13,000 shares of Company restricted common stock to this investor relations consulting firm. The stock was valued at $1.10 per share based on the closing price on October 1, 2010. Consequently, in addition to cash compensation, the Company accrued $14,300 consulting fees (included in general and administrative expenses) in the nine months ended September 30, 2010.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The Company entered into a one year consulting agreement with a consulting firm on September 1, 2009, (which expired September 30, 2010). Under the agreement, the Company was obligated to pay the consultant a monthly cash retainer of $2,000 paid quarterly, of which the first 3 months was due upon signing of the contract. In addition, the Company was obligated to issue a total of 80,000 shares of its common stock to the consultant semi-annually; the first 40,000 shares were issued February 9, 2010. As a result of the Company’s dissatisfaction with the services of the consulting firm, the Company has advised the consulting firm that it does not expect to issue the remaining 40,000 shares.

Effective September 16, 2010, the Company entered into a consulting agreement with another consulting firm. The agreement provides for monthly compensation to the consultant of $5,000. The term of the agreement is 5 months, but either party may terminate the agreement on 30 days written notice to the other party.

Consulting fees totaling $270,030 were included in general and administrative expenses for the nine months ended September 30, 2010. The fees consist of total cash payments of $37,930, a stock issuance of 40,000 shares valued at $92,800 based on the market price of $2.32 per share, a stock issuance of 50,000 shares valued at $125,000 based on the market price of $2.50 per share, and a stock issuance of 13,000 shares valued at $14,300 based on the market price of $1.10 per share.

Asset Purchase Agreement

On June 28, 2010, the Company through its wholly-owned subsidiary Harbin Hainan Kangda entered into an Asset Purchase Agreement (the “Agreement”) with Dadi Tobacco Trade Center (the “Seller”) of Raoping County in Guangdong Province of China. The Company has agreed to purchase from Seller certain real property and all improvements thereon, and all equipment and fixtures used in connection with the Seller’s operations for RMB 35,000,000 (approximately US$5,231,450) in cash. The real property includes a land use right to 4,784 square meters of land located in Raoping County of Guangdong Province of China for a period of 50 years.

Pursuant to the Agreement, the Company is to make payments to the Seller in three installments. The first installment of 30% of the total purchase price was to be paid within 10 days from the date of the execution of the Agreement. The second installment of 30% of the total purchase price is to be paid at the commencement of the title transfer for the assets to be purchased under the Agreement with the applicable regulatory agencies. The third installment of 40% of the total purchase price is to be paid within 5 days following the completion of the title transfer of all assets purchased. If the Seller does not complete all transfer of title of the assets required by law within 4 months from the date of the Agreement, the Seller will be subject to a penalty equal to 10% of the aggregate purchase price. If the Company does not make payment of the purchase price as set forth in the Agreement, the Company will be subject to a penalty payment equal to 10% of the amount of the installment payment not made at the time set out in the Agreement. Approval of the title transfer has not yet occurred.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The Company paid RMB 10,500,000 (approximately $1,569,435), the first 30% installment due under the agreement, in July 2010. The Company paid an additional RMB 7,500,000 (approximately $1,121,025) during the quarter ended September 30, 2010. The Company is expecting to pay the remainder RMB 3,000,000 ($448,410) of the second 30% installment of RMB 10,500,000 by the end of November 2010. The Company currently out sources manufacturing of its cactus cigarettes. Title transfer of the assets to the Company is now expected to take place by end of December, 2010 or in early 2011. Neither the Seller or the Company are expected to be required to incurred a 10% penalty based on delayed Company payments or asset title passage.

The Company currently outsources manufacturing of its cactus cigarettes. This acquisition will provide the Company with cigarette manufacturing capabilities to produce its own cactus cigarettes.

Investment agreement

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

As part of the consideration for the Financing, the Company has also agreed to pay Kodiak a document preparation fee of $15,000 and to issue Kodiak an additional 15,000 shares of newly-issued Company common stock at the closing of the Financing.

Under the Investment Agreement, Kodiak will only purchase shares when the Company meets the following conditions:

  a registration statement has been declared effective and remains effective for the resale of the Shares until the closing of the Financing;
  at all times during the period beginning on the date of the Put Notice and ending on the date of the closing of the Financing, the Company’s common stock has been listed on the OTC Bulletin Board and has not been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period;
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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The Investment Agreement will terminate when any of the following events occur:

  Kodiak has purchased an aggregate of $1 million of the Company’s common stock;
  upon written notice from the Company to Kodiak.

Similarly, this Investment Agreement, may, at the option of the non-breaching party, terminate if Kodiak or the Company commits a material breach, or becomes insolvent or enters bankruptcy proceedings.

The Company also entered into a Registration Rights Agreement with Kodiak on July 9, 2010. Pursuant to the Registration Rights Agreement, the Company was obligated to file a registration statement registering the resale of the Shares. The Company filed a registration statement on Form S-1 on July 30, 2010. The registration statement was declared effective on September 7, 2010. To the date of the issuance of these financial statements, the Company has not as yet submitted a written “Put Notice” to Kodiak under the Investment Agreement, which has not otherwise been terminated by either party, stating the dollar value of Company common stock it intends to sell under the Investment Agreement with Kodiak. . The Company has until December 7, 2010 to submit the notice to Kodiak. Whether the Company will submit the notice is dependent upon its Management’s evaluation of the put price relative to its current stock trading price, and the Company’s needs for working capital.

Concentrations and risks

Substantially all of the Company’s assets are located in China and 100% of the Company’s revenues have been derived from customers located in China.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 17 – SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products. Substantially all of the Company’s identifiable assets at September 30, 2010 and December 31, 2009 were located in the PRC. Net sales for the periods presented were all derived from PRC customers. During the nine months ended September 30, 2010, two customers accounted for 15% and 10%, respectively, of net sales. During the nine months ended September 30, 2009, two customers accounted for 17% and 15%, respectively, of net sales.

Net sales consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Finished goods	$9,499,689	$7,364,451	$22,074,152	$15,965,875
Cactus stock	23,186	822,946	1,701,166	2,064,218
Total	$9,522,875	$8,187,397	$23,775,318	$18,030,093

NOTE 18 - TERMINATION OF COMMON STOCK PURCHASE AGREEMENT (LIMITED PRIVATE PLACEMENT OFFERING WITH SEASIDE 88, LP) ENTERED INTO IN NOVEMBER 2009

On November 15, 2009, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”) relating to the offering and sale of up to 2,100,000 shares of Company common stock. Subject to the limitations and qualifications set forth therein, the Agreement required the Company to issue and sell, and Seaside to purchase, up to 150,000 shares of common stock once every two weeks, subject to the satisfaction of customary closing conditions. At the initial closing and at each subsequent closing, on each 14 th day thereafter for twenty-six (26) weeks, the offering price of the Common stock was to equal 87% of the volume weighted average trading price of the Common Stock for the ten consecutive trading days immediately preceding each subsequent closing date. If, with respect to any subsequent closing, the volume weighted average trading price of the Common Stock for the three trading days immediately prior to such closing was below $1.25 per share, then the particular subsequent closing was not to occur and the aggregate number of Shares to be purchased was to be reduced by 150,000 shares of Common Stock, The Agreement provided that the Company may, at its sole discretion, upon thirty (30) days’ prior written notice to Seaside, terminate the Agreement after the fifth subsequent closing. The Agreement contained representations and warranties and covenants for each party, which must be true and have been performed at each closing. The Agreement may have been terminated by Seaside, by written notice to the Company, if the initial closing was not consummated on or before March 31, 2010, provided, however, if the Company receives comments from the Securities and Exchange Commission on the registration statement covering the sale to Seaside, or the resale by Seaside, of the Shares, this date was to be extended until April 30, 2010.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 19 - SUBSEQUENT EVENTS

On October 1, 2010, the Company issued 13,000 shares of Company restricted common stock to an investor relations consulting firm pursuant to the terminated investor relations contract discussed in Note 16 in the first paragraph of “Consulting Agreements”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

The Company is principally engaged in the development, production,, marketing and sales of products derived from Cactus plant and Cactus fruits. The Company’s product lines include cactus nutraceuticals, cactus nutritional food and drinks, cactus feed, and raw and intermediate materials.

The Company occupies 387 acres of cactus-farms in the Guangdong and Heilongjiang Provinces of China, of which approximately 245 acres are leased from third partied through operating leases on April 1, 2008 for a term of 30 years and of which the right of use of the 142 acres land are vested in the Company.

The Company predominantly grows three species of cacti -- Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Mexican Queen cacti are used in cactus fruit drinks and nutraceutical products. Mexican Milpa-Alta is predominantly used in nutritional food products. Most of the fruit produced from the cactus plants is processed into cactus fruit juice, which is the raw material for our cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powders, which are used in our cactus nutraceutical products. The Company’s annual production capability of edible cacti in 2009 was 19,184 tons.

The Company engages with, by co-operative production agreements, local pharmaceutical, food and beverage manufacturers to produce its consumer products. This strategy allows the Company to fill the orders quickly with short production runs and to reduce the requirements in fixed assets investment. The Company currently has entered into co-production agreements with five processors in China. They are Harbin Bin County Hualan Dairy Factory, Harbin Ice Lantern Noodle Factory, Tsingtao Brewry (Harbin) Inc., Harbin Diwang Pharmacy Co., Ltd. (a GMP or Good Manufacturing Practice certified processor), and Mudanjiang Kangwei Health Food Company, Ltd. GMP or Good Manufacturing Practice certifications are awarded by the State Food and Drug Administration of China to processors that meet the safety and quality assurance standards set by the State Food and Drug Administration of China.

Pursuant to these contracts, the Company provides raw materials, quality control guidelines and technical support while the processors provide other materials, processing facilities and labor to manufacture products for the Company. These processors are required to adhere strictly to the Company’s production guidelines and instructions. The Company inspects all final products. The Company's agreements with all of its five processors expire in 2012. The Company currently has long term agreements with all five processors which automatically renew at expiration in 2012 for one year terms unless terminated by either party 30 days prior to the expiration of the agreements.

The Company has also established its own cactus beverage and fruit wine production facilities. The Company’s cactus beverage product category includes cactus beer, cactus fruit wine (including the brand name of Overlord Scourge Flower Imperial Wine), cactus palm juices and cactus fruit drinks.

In addition, the Company has its own research and development facility, the Heilongjiang Sino-Mexico Cactus Development and Utilization Institute, which is licensed by Heilongjiang Science & Technology CommitteeThe Institute has utilized patented technology to independently develop cactus -based nutraceuticals and nutritional food and drink product formulas and production processes. The Institute has 18 patents approved and 12 patent applications currently pending.

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

The Company has three wholly-owned owned subsidiaries: China Kangtai Cactus Bio-Tech Company Limited, a British Virgin Islands company (Kangtai BVI”) ; Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd., a PRC company (“Harbin Hainan Kangda”); and Taishan Kangda, a PRC company.

Kangtai BVI is a holding company and does not have any operations. Taishan Kangda is engaged in the cultivation and harvest of cactus plants and the production of our cactus raw materials. Harbin Hainan Kangda is engaged in the development, production, sales and marketing of our products derived from the raw materials produced by Taishan Kangda.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on April 15, 2010.

Results of Operations

Three Months Ended September 30, 2010 as compared to Three Months Ended September 30, 2009

Comparison of Sales for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009	% of changes
Sales by categories
Nutraceuticals	$3,581,023	$3,668,195	-2.38%
Beverages	3,907,332	2,844,967	37.34%
Raw & intermediate materials	23,186	822,441	-97.18%
Packaged foods	-	1,113	-100.00%
Cactus cigarettes	659,609	42,162	1464.46%
Cactus feed	1,351,725	808,519	67.19%
Total Sales	$9,522,875	$8,187,397	16.31%

Sales for the three months ended September 30, 2010 totaled $9,522,875, an increase of $1,335,478, or 16% compared to the sales of $8,187,397 for the three months ended September 30, 2009. The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers. The sale of our cactus feed products was $1,351,725, an increase of $543,206, or 67% as compared to the sales of $808,519 in the same period of 2009. The sale of beverages products was $3,907,332 in the three months ended September 30, 2010, an increase of $1,062,365, or 37%, as compared to the sales of $2,844,967 in the same period of 2009. The sale of cactus cigarettes products was $659,609 in the three months ended September 30, 2010, an increase of $617,447, compared to the sales of $42,162 in the same period of 2009. The sales from our raw and intermediate materials and packaged foods products was $23,186 in the three months ended September 30, 2010, a decrease of $799,255 compared to the sales of $822,441 in the same period in 2009. The cigarette sales increase and the raw and intermediate materials and packaged foods decrease resulted from the changing of our products mix.

Cost of Sales

Cost of sales totaled $5,902,532 for the three months ended September 30, 2010, an increase of $960,651, or 19% as compared to $4,941,881 in the same quarter of 2009. The gross profit rate was 38.01% for the three months ended September 30, 2010, a decrease 1.63 percentage points as compared to 39.64% in the same quarter of 2009. The increase in cost of sales and decrease in gross profit rates was primarily attributable to the increased sales of our cactus feed products. The gross profit rate is about 16% for cactus feed products.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 totaled $497,748, compared to negative $244,621 (which resulted from a $492,206 reduction in reserve for allowances, returns and doubtful accounts) for the three months ended September 30, 2009. Excluding this item, the Company’s operating expenses were $247,585 in 2009.

Other Income and Expenses

Other income (net) for the three months ended September 30, 2010 totaled $490,230, compared to other expenses (net) of $2,751,399 for the same period of 2009. The increased net other income mainly resulted from the income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Such income totaled $505,305 in the three months ended September 30, 2010. We incurred an expense of $2,738,135 from the revaluation in the same period of 2009.

Income from Operations

Income from operations totaled $3,122,595 in the three months ended September 30, 2010, a decrease of $367,542, compared to $3,490,137 in the same period of 2009. The decrease resulted mainly from a $492,206 reduction in reserve for allowances, returns and doubtful accounts in 2009.

Net Income

Net income totaled $2,807,217 for the three months ended September 30, 2010, an increase of $2,523,514, as compared to $283,703 in the same period of 2009. The increase in net income was caused partially by the income and loss from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Absent this income, the Company would have had a net income of $2,301,912 and basic and diluted earnings per common share would have been $0.11 and $0.11 for the three months ended September 30, 2010. Absent the revaluation loss of $2,738,135 and the reduction in reserve for allowance, returns and doubtful account, the Company would have had a net income of $2,529,632 and basic and diluted earnings per common share would have been $0.14 and $0.13 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 as compared to Nine Months Ended September 30, 2009

Comparison of Sales for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009	% of changes
Sales by categories
Nutraceuticals	$8,724,405	$8,356,795	4.40%
Beverages	8,479,103	5,927,250	43.05%
Raw & intermediate materials	1,701,166	2,064,218	-17.59%
Packaged foods	-	255,872	-100.00%
Cactus cigarettes	1,710,000	42,162	3955.78%
Cactus feed	3,160,644	1,383,796	128.40%
Total Sales	$23,775,318	$18,030,093	31.86%

Sales for the nine months ended September 30, 2010 totaled $23,775,318, an increase of $5,745,225, or 32% compared to the sales of $18,030,093 for the nine months ended September 30, 2009. The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers. The sale of our cactus feed products was $3,160,644, an increase of $1,776,848, or 128% as compared to the sales of $1,383,796 in the same period of 2009. The sale of beverages products was $8,479,103 in the nine months ended September 30, 2010, an increase of $2,551,853, or 43%, as compared to the sales of $5,927,250 in the same period of 2009. The sale of cactus cigarettes products was $1,710,000 in the nine months ended September 30, 2010, compared to the sales of $42,162 in the same period of 2009. The sale of nutraceuticals products was $8,724,405 in the nine months ended September 30, 2010, an increase of $367,610, or 4%, as compared to the sales of $8,356,795 in the same period of 2009.

Cost of Sales

Cost of sales totaled $15,367,229 for the nine months ended September 30, 2010, an increase of $4,556,515, or 42% as compared to $10,810,714 in the same quarter of 2009. The gross profit rate was 35.36% for the nine months ended September 30, 2010, a decrease of 4.68 percentage points as compared to 40.04% in the same quarter of 2009. The increase in cost of sales and decrease in gross profit rates was primarily attributable to the increased sales of our cactus feed products. The gross profit rate is about 16% for cactus feed products.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 totaled $1,808,231, an increase of $795,041, or 78%, compared to $1,013,190 for the nine months ended September 30, 2009. The increase in operating expenses was mainly attributable to the following: $140,955 increase in research and development expense for appraisal of newly acquired patents prior to their acquisition; $229,765 increase in amortization expense due to newly acquired land use rights and patents; and $390,275 increase in legal fees by recording fair value of 250,000 options granted for legal service.

Other Income and Expenses

Other income (net) for the nine months ended September 30, 2010 totaled $3,414,659, compared to other expense (net) of $4,276,822 for the same period of 2009. The increased net other income mainly resulted from the income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Such income totaled $3,456,500 in the nine months ended September 30, 2010. We incurred an expense of $4,236,850 from the revaluation in the same period of 2009.

Income from Operations

Income from operations totaled $6,599,858 in the nine months ended September 30, 2010, an increase of $393,669, or 6%, as compared to $6,206,189 in the same period of 2009. The increase resulted mainly from increased sales.

Net Income

Net income totaled $8,161,200 for the nine months ended September 30, 2010 as compared $902,890 in the same period of 2009. The increase in net income was caused partially by the income of $3,456,500 from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Absent this income, the Company would have had a net income of $4,704,700 and basic and diluted earnings per common share would have been $0.23 and $0.22 for the nine months ended September 30, 2010. Absent the revaluation loss of $4,236,850, the Company would have had a net income of $5,139,740 and basic and diluted earnings per common share would have been $0.29 and $0.27 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $549,398 and $2,918,068, as of September 30, 2010 and December 31, 2009. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Net cash provided by operating activities was $6,878,540 and $7,345,778 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net cash provided by operating activities in 2010 was due to the increase of our accounts receivables. Net cash used in investing activities was $10,572,390 and $8,338,701 for the nine months ended September 30, 2010 and 2009, respectively. In January 2010, the Company purchased a livestock feed patent in the amount of $8,088,226 (RMB 54,112,700). The Company deposited $2,690,460 pursuant to the Assets Purchase Agreement entered on March 25, 2009 for land use rights.

Net cash provided by financing activities was $869,958 and $0 for the nine months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010, the Company received net proceeds of $125,000 from cash exercise of stock options and net proceeds of $750,000 from exercise of B warrants. The Company repaid $5,042 to a related party.

Note Payable to a Financial Institution

The note payable (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $39,999 and $39,909 for the nine months ended September 30, 2010 and 2009, respectively.

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

Since on January 1, 2009 the carrying value of the outstanding financial instruments was $690,000, the Company recognized a cumulative effect adjustment resulting from a change in accounting principle of $18,760, or a net of $671,240. Accordingly, the unappropriated retained earnings balance at December 31, 2008 was increased from $11,604,285 to $11,623,045, as adjusted, on January 1, 2009.

The characteristics which require classification of the Series A Preferred Stock and warrants as liabilities are the Company’s obligations to reduce the conversion price of the Series A Preferred Stock and the exercise price of the warrants in the event that the Company sells, grants, or issues any shares, options warrants, or any convertible instrument at a price below the $0.60 current conversion price of the Series A Preferred Stock or the current exercise prices of the warrants. As a result, the Company remeasures the fair values of these financial instruments each quarter, adjusts the liability balances, and reflects changes in operations as “income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values”. At September 30, 2010 and December 31, 2009, the fair values of the financial instruments consisted of:

	September 30, 2010		December 31, 2009

	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Series A Convertible Preferred Stock	50,000	$51,500	50,000	$135,500
A warrants	-	-	-	-
B warrants	750,000	219,600	1,500,000	2,839,500
C warrants	500,000	197,600	500,000	992,500
D warrants	600,000	182,160	600,000	1,090,860
Total warrants	1,850,000	599,360	2,600,000	4,922,860
Total Financial Instruments	1,900,000	$650,860	2,650,000	$5,058,360

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through September 30, 2010.

	Shares /
	Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants (Unaudited)	(475,000)	(612,750)
Revaluation credited to operations (Unaudited)	-	(1,515,915)
Balance, March 31, 2010 (Unaudited)	2,175,000	2,929,695
Exercise of B warrants (Unaudited)	(275,000)	(338,250)
Revaluation credited to operations (Unaudited)	-	(1,435,280)
Balance, June 30, 2010 (Unaudited)	1,900,000	1,156,165
Revaluation credited to operations (Unaudited)	-	(505,305)
Balance, September 30, 2010 (Unaudited)	1,900,000	$650,860

The Series A Convertible Preferred Stock is valued based on the trading price of the Company’s common stock. The warrants are valued using the Black-Scholes option pricing model with a 100% volatility assumption regarding the trading price of the Company’s common stock.

Critical Accounting Policies and Estimates

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2009 and 2008 included in our annual report filed on April 15, 201, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

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

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The adoption of this new guidance did not have a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, the Company is not a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2010, the Company issued 13,000 shares of Company restricted common stock to an investor relations consulting firm pursuant to the terminated investor relations contract discussed in Note 16 in the first paragraph of “Consulting Agreements”.

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

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: November 15, 2010	By:	/s/ Jinjiang Wang
Jinjiang Wang
President, Chief Executive Officer, Director and
Principal Executive Officer

Date: November 15, 2010	By:	/s/ Hong Bu
Hong Bu
Chief Financial Officer, Director and
Principal Financial and Accounting Officer