Form 10-K
period 2010-12-31
China Kangtai Cactus Bio-tech, Inc.
filed 2011-03-31
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[_] TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]     No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2010, was approximately $ 15,027,238. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 24, 2011, there were 22,305,527 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

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

The Company has over 387 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutraceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powders, which are raw materials for cactus nutraceuticals. The Company’s annual production capability of edible cacti in 2010 is 19,184 tons.

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

In October 2007, the Company has signed a new agreement with Harbin Meijia Bio-Tech Co., Ltd.

All of the above co-operative production agreements have been renewed during January and March of 2008, and are currently in effect.

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

The revenue generated from sales of nutraceutical products was approximately $12,989,289 in fiscal year 2010, or about 36% of the total net sales.

The revenue generated from sales of cactus food, beverage and wine was approximately $17,172,306 in year 2010, or about 47%. The remaining 17% of the sales is cactus raw and intermediate materials.

The Company currently has five product categories which are nutraceuticals, beverages, raw and intermediate materials, cactus feed and cactus cigarettes. The table below sets forth revenue derived from each product category and the percentage of total revenue each product category accounts for in 2010:

		Percentage
	Sales revenue	of Total Revenue
Product Categories	in 2010 (in US$)	in 2010
Nutraceuticals	12,989,289	36%
Beverages	12,588,707	35%
Raw & Intermediate Materials	2,947,646	8%
Cactus Feed	4,583,599	13%
Cactus cigarettes	2,910,622	8%
Other	9,687	-
Total Revenue	36,029,550	100%

The following table sets forth further breakdown of the Nutraceuticals by specific products and the percentage each product accounts for in 2010:

		Percentage
Name of Nutraceutical Products	Sales (in US$)	of Total Revenue
Cactus Calcium Peptide Soft Capsule	$4,079,726	11%
Cactus Protein Nutrient	2,578,349	7%
Cactus Calcium Peptide Soft Capsule for Children	4,100,906	11%
Cactus Shuxin Capsule	2,204,237	6%
Other	26,071	1%
Total	$12,989,288	36%

The Company has its own R&D facility, the Heilongjiang Sino-Mexico Cactus Development and Utilization Institute, which is certified by Heilongjiang Science & Technology Committee. The Institute has independently developed many patented cactus-based nutraceuticals and nutritional food and drink product formulas and production processes.

The Company manufactures and sells the following products launched between January 2001 and September 2009. Currently our products have maintained satisfactory levels of acceptance by distributors and customers. The table below sets forth our product lines and the launch date of each product line.

Launch
Line	Cactus Related Products	Varieties	Brand	Sub-Brand	Date
Nutraceutical	Cactus Calcium Peptide Soft Capsule	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Calcium Peptide Soft Capsule for Children	One	Kangda Cactus	Magic Baby	Jan. 2003
Nutraceutical	Cactus Shuxin Capsule	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Tangkang Capsule	One	Kangda Cactus	Magic Baby	Jul. 2004
Nutraceutical	Cactus Delicious Vinegar for Noble Lady	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Protein Nutrient	One	Kangda Cactus	Magic Baby	Jan. 2002
Nutraceutical	Cactus Fruit Health Oral Liquid	One	Kangda Cactus	Magic Baby	Aug. 2004
Beverage	Cactus Prickly Pear Wine	Five	Kangda Cactus	Magic Baby	Oct. 2003
Beverage	Cactus Overlord Scourge Flower Imperial Wine	One	Kangda Cactus	Magic Baby	Apr. 2003
Beverage	Cactus Fruit Wine	One	Kangda Cactus	Magic Baby	Jan. 2005
Beverage	Cactus Tang Gong Tian Bao Liquor	One	Kangda Cactus	Magic Baby	Jun. 2004
Beverage	Cactus Double Flowers Tea	Several	Kangda Cactus	Magic Baby	Oct. 2001
Beverage	Cactus Beer	One	Kangda Cactus/ Tsingtao Co-Brand	N/A	Jan. 2005
Beverage	Cactus Juice Beverage	Two	Kangda Cactus	Magic Baby	Nov. 2006
Beverage	Cactus Iced Black Tea	One	Kangda Cactus	Magic Baby	Jan. 2003
Beverage	Cactus Iced Green Tea	One	Kangda Cactus	Magic Baby	Jan. 2003
Beverage	Cactus Fruit Dry Red Wine	One	Kangda Cactus	Magic Baby	Jan. 2005
Beverage	Cactus Fruit Juice Beverage	One	Kangda Cactus	Magic Baby	Jan. 2006
Beverage	Cactus Honeysuckle Beverage	One	Kangda Cactus	Magic Baby	Jan. 2003
Packaged Food	Cactus Noodles	Several	Kangda Cactus	Magic Baby	Sep. 2004
Packaged Food	Cactus Perserved Bag Vegetables	Two	Kangda Cactus	Magic Child	Jan. 2001
R&I Materials	Cactus Palm Leaves	Several	Kangda Cactus	Milpa-Alta and Pyramid	Jan. 2001
R&I Materials	Cactus Dry Powder	Several	Kangda Cactus	Milpa-Alta	Jan. 2004
Animal Feed	Cactus fish feed	One	Kangda Cactus	Kang Tai Bao	Jul. 2008
Animal Feed	Cactus cattle feed	One	Kangda Cactus	Kang Tai Bao	Jul. 2008
Animal Feed	Cactus hog feed	One	Kangda Cactus	Kang Tai Bao	Oct. 2009
Cigarette	Cactus Cigarette	Two	Kangda Cactus	Shengcao	Sep. 2009

We did not launch any new product lines in 2010, and have been focusing on increasing sales of our existing products.

In order to quickly penetrate the markets in China, enhance the efficiency of distributions, lower sales costs and administrative overheads, starting August 2006, the Company has reformed its sales and distribution models and gradually disposed its own domestic distribution network of approximately 200 self-owned, franchised chain and Kangtai branded stores in Harbin, Beijing, Guangzhou and other cities in China. The Company has adopted the strategies of distributions and sales of its products primarily through various types and levels of provincial and municipal distributors and agents in Dalian, Heilongjiang, Harbin, Beijing, Guangzhou, Tianjin, Shenzhen, Jilin, Hebei, Liaoning, Shanxi, Hunan, Gansu and Shandong in China. The Company’s major revenue breakdown by region in China for the 2010 fiscal year is as follows:

		Percentage in
Region	Sales( in U.S. Dollars)	Revenue
Heilongjiang	$9,866,031	27%
Jilin	$755,375	2%
Shandong	$1,291,733	4%
Beijing	$5,001,193	14%
Guangdong	$4,724,854	13%
Liaoning	$1,177,811	3%
Shanxi	$1,393,739	4%
Hunan	$1,762,199	5%
Gansu	$1,493,667	4%
Other	$8,562,948	24%
Total	$36,029,550	100%

Harbin Huadingwei Trading Company, Ltd., Fujian Tianyi Economic and Trading Company, Ltd., and Jilin Yanji Economic and Trading Company, Ltd. are our top three distributors. Together, they account for 16% of our total sales.

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

We are currently the leading cactus grower and cactus related products producer in China. We have cactus farm covering over 387 acres of land. We are also equipped with an active research and development department which currently holds 18 patents and is seeking 12 new ones in various product categories. Our products are sold in supermarkets, food stores, hotels and restaurants though our growing distribution network in 12 provinces and two municipalities in China. We have a total of 31 product lines compare to our top five competitors which combined have a total of about 30 product lines. In addition, our competitive advantages include the following:

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

Employees

At December 31, 2010, the Company has a total of 132 full time employees and generally enjoys good employer-employee relationship. In addition, the Management of the Company expects to continue to use consultants, attorneys, and accountants as necessary, to complement services rendered by its employees. The table below sets forth the number of our full time employees by department and location:

DEPARTMENT	NUMBER	LOCATION
Administration	18	Harbin
Sales	25	Harbin
Production	47	Harbin
Baisha Base (cactus crop growing and production)	25	Taishan
Shalan Base (cactus crop growing and production)	10	Taishan
Research and Development	7	Harbin
Total	132

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related To Our Business

The purchase of many of our products is discretionary, and may be particularly affected by adverse trends in the general economy; therefore challenging economic conditions may make it more difficult for us to generate revenue.

Our business is affected by global, national and local economic conditions since many of the products we sell are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending in the PRC. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers' disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation in regional and local markets in the PRC where we sell such products. There can be no assurance that consumer spending on the products we sell, will not be adversely affected by changes in general economic conditions in the PRC and globally.

The success of our business depends on our ability to market and advertise the products we sell effectively.

Our ability to establish effective marketing and advertising campaigns is the key to our success. Our advertisements promote our corporate image, our merchandise and the pricing of such products. If we are unable to increase awareness of our brands and our products, we may not be able to attract new customers. Our marketing activities may not be successful in promoting the products we sell or pricing strategies or in retaining and increasing our customer base. We cannot assure you that our marketing programs will be adequate to support our future growth, which may result in a material adverse effect on our results of operations.

Certain disruptions in supply of and changes in the competitive environment for our products may adversely affect our profitability.

A significant disruption in the supply of the raw material could decrease inventory levels and sales, and materially adversely affect our business and financial results. Shortages of products or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions or difficulties in the employment of labor or transportation in the markets in which we purchase raw materials may adversely affect our ability to maintain sufficient inventories of our products to meet consumer demand. If we were to experience a significant or prolonged shortage of products from any of our suppliers and could not procure the products from other sources, we would be unable to meet customer demand, which, in turn, would adversely affect our sales, margins and customer relations.

Counterfeit products sold in the PRC could negatively impact our revenues, brand reputation, business and results of operations.

The products we sell are also subject to competition from counterfeit products, which are healthcare products manufactured without proper licenses or approvals and are fraudulently mislabeled with respect to their content and/or manufacturer. Counterfeit products are generally sold at lower prices than authentic products due to their low production costs, and in some cases are very similar in appearance to authentic products. Although the PRC government has recently been increasingly active in policing counterfeit products, including counterfeit healthcare products, there is a lack of effective counterfeit product regulation control and enforcement systems in the PRC. The proliferation of counterfeit products has grown in recent years and may continue to grow in the future. Despite our implementation of quality controls, we cannot assure you that we would not be distributing or selling counterfeit products inadvertently. Any accidental sale or distribution of counterfeit products can subject our company to fines, administrative penalties, litigation and negative publicity, which could negatively impact our revenues, brand reputation, business and results of operations. Moreover, the continued proliferation of counterfeit products and other products in recent years may reinforce the negative image of retailers among consumers in the PRC. The continued proliferation of counterfeit products in the PRC could have a material adverse effect on our business, financial condition, and results of operation.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake our expansion plan, purchase additional equipment for our operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competitors; (iii) the level of our investment in research and development; and (iv)the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. In addition, we will require an increasing number of experienced and competent executives and other members of senior management to implement our growth plans. We do not maintain key-man insurance for members of our management team because it is not a customary practice in the PRC. If we lose the services of any member of our senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

We are dependent on a trained workforce and any inability to retain or effectively recruit such employees, particularly distribution personnel and regional retail managers for our business, could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a sizeable workforce of qualified and trained staff to operate our business. Our ability to implement effectively our business strategy and expand our operations will depend upon, among other factors, the successful recruitment and retention of highly skilled and experienced distribution personnel, regional retail managers and other technical and marketing personnel. There is significant competition for qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our current and future operational needs.

Our Chinese operating companies maintained their books and records in accordance with the PRC GAAP and, as a result, it involves a risk of accuracy when our personnel convert the financial statements to U.S. GAAP.

Under PRC law, our operating companies in China are required to maintain their books and records in accordance with PRC GAAP. We do not retain an outside accounting firm or consultant to prepare our financial statements or to evaluate our internal controls over financial reporting. Our Financial Manager prepares the U.S. GAAP financial statements and converts the financial statements prepared under PRC GAAP into U.S. GAAP. Our CFO is responsible for supervising the preparation of our financial statements under PRC GAAP and for reviewing such financial statements to ensure their accuracy and completeness. In addition, he is responsible for reviewing the adjustments made to the financial statements to convert them into U.S. GAAP for SEC reporting requirements. Our CFO and CEO are responsible for evaluating the effectiveness of our internal controls over financial reporting.

Our company is at the early stage of adopting necessary financial reporting concepts and practices, including strong corporate governance, internal controls and, computer, financial and other control systems. Most of our accounting and finance staff are not educated and trained in U.S. GAAP and SEC reporting requirements, and we may have difficulty hiring new employees in the PRC with such training. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet SEC reporting requirements. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Our financial results may fluctuate because of many factors and, as a result, investors should not simply rely on our historical financial data as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities. Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on comparisons of results of operations as an indication of future performance. As result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

  vulnerability of our business to a general economic downturn in the PRC;
  fluctuation and unpredictability of the prices of the products we sell;
  changes in the laws of the PRC that affect our operations;
  competition from other healthcare products manufacturers and distributors; and
  our ability to obtain necessary government certifications and/or licenses to conduct our business.

Risks Related to Conducting Business in the PRC

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC's legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in the PRC. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of authority as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiaries are regarded as foreign invested enterprises (“FIE”s) under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of FIEs. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

  levying fines;
  revoking our business license, other licenses or authorities;
  requiring that we restructure our ownership or operations; and
  requiring that we discontinue any portion or all of our business.

New labor law in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law. The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce. Further, it may require certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

We may not be able to comply with applicable Good Manufacture Practice (“GMP”) requirements and other regulatory requirements, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to comply with applicable GMP regulations, which include requirements relating to quality control and quality assurance as well as corresponding maintenance, record-keeping and documentation standards. Manufacturing facilities must be approved by governmental authorities before we use them to commercially manufacture our products and are subject to inspection by regulatory agencies. If we fail to comply with applicable regulatory requirements, including following any product approval, we may be subject to sanctions, including:

  fines;
  product recalls or seizure;
  injunctions;
  refusal of regulatory agencies to review pending market approval applications or supplements to approval applications;
  total or partial suspension of production;
  civil penalties;
  withdrawals of previously approved marketing applications; or
  criminal prosecution.

If we fail to protect our intellectual property rights, it could harm our business and competitive position.

Our business relies in part on intellectual properties to stay competitive in the market place. We rely on a combination of trademark laws, patent law, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and the obligations we have to third parties from whom we license intellectual property rights. Nevertheless, these afford only limited protection and policing unauthorized use of proprietary technology can be difficult and expensive. In addition, intellectual property rights historically have not been enforced in the PRC to the same extent as in the United States, and intellectual property theft presents a serious risk in doing business in the PRC. We may not be able to detect unauthorized use of, or take appropriate steps to enforce our intellectual property rights and this could have a material adverse effect on our business, operating results and financial condition.

Under the new EIT Law, we may be classified a “resident enterprise” for PRC tax purposes, which may subject us to PRC enterprise income tax for any dividends we receive from our PRC Operating Entities and to PRC income tax withholding for any dividends we pay to our non-PRC shareholders.

On March 16, 2007, the National People’s Congress (“NPC”) promulgated the Law of the People’s Republic of China on Enterprise Income Tax, and the new EIT Law as amended became effective on January 1, 2008. In accordance with the new EIT Law, the corporate income tax rate is set at 25% for all enterprises. However, certain industries and projects, such as FIEs, may enjoy favorable tax treatment pursuant to the new EIT Law and its implementing rules.

Under the new EIT Law, an enterprise established outside of the PRC whose “de facto management bodies” are located in the PRC is considered a “resident enterprise” and is subject to the 25% enterprise income tax rate on its worldwide income. The new EIT Law and its implementing rules are relatively new, and currently, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine the tax residency of enterprises established outside of the PRC.

Most of our management is currently based in the PRC. If the PRC tax authorities determine that our U.S. holding company is a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to an enterprise income tax rate of 25% on our worldwide taxable income. The “resident enterprise” classification also could subject us to a 10% withholding tax on any dividends we pay to our non-PRC shareholders if the relevant PRC authorities determine that such income is PRC-sourced income. In addition to the uncertainties regarding the interpretation and application of the new “resident enterprise” classification, the new EIT Law may change in the future, possibly with retroactive effect. If we are classified as a “resident enterprise” and we incur these tax liabilities, our net income will decrease accordingly.

Our ability to pay dividends is restricted by PRC laws.

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC Operating Entities. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC Operating Entities only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) differ from those reflected in the statutory financial statements of our PRC Operating Entities.

The principal laws, rules and regulations governing dividends paid by our PRC Operating Entities include the Company Law of the PRC, Wholly Foreign Owned Enterprise Law and its Implementation Rules. Under these laws and regulations, our PRC Operating Entities are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of their respective registered capital. These reserve funds are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in the case of liquidation. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

Our business is subject to a variety of environmental laws and regulations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

Since the beginning of the 1980s, the PRC has formulated and implemented a series of environmental protection laws and regulations. Our operations are subject to these environmental protection laws and regulations in the PRC. These laws and regulations impose fees for the discharge of waste substances, permit the levy of fines and claims for damages for serious environmental offences and allow the PRC government, at its discretion, to close any facility that fails to comply with orders requiring it to correct or stop operations causing environmental damage. Our operations are in compliance with PRC environmental regulations in all material aspects. The PRC government has taken steps and may take additional steps towards more rigorous enforcement of applicable environmental laws, and towards the adoption of more stringent environmental standards. If the PRC national or local authorities enact additional regulations or enforce current or new regulations in a more rigorous manner, we may be required to make additional expenditures on environmental matters, which could have an adverse impact on our financial condition and results of operations. In addition, environmental liability insurance is not common in the PRC. Therefore, any significant environmental liability claims successfully brought against us would adversely affect our business, financial condition and results of operations.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CSRC”) and the State Administration of Foreign Exchange (“SAFE”), released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the "Revised M&A Regulations"), which took effect on September 8, 2006. These new rules significantly revised the PRC's regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in the PRC and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the PRC government to monitor and prohibit foreign control transactions in key industries.

These rules may significantly affect the means by which offshore-onshore restructurings are undertaken in the PRC in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in the PRC in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC laws. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance. It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval processes with respect to our foreign exchange activities.

The foreign currency exchange rate between U.S. dollars and Renminbi (“RMB”) could adversely affect our reported financial results and condition.

To the extent that we need to convert U.S. dollars into RMB for our operational needs, our financial position and the price of our common stock may be adversely affected should RMB appreciate against U.S. dollar at that time. Conversely, if we decide to convert our RMB into U.S. dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in the PRC would be reduced should U.S. dollar appreciate against RMB.

Until 1994, RMB experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of RMB relative to U.S. dollar has remained stable and has appreciated slightly against U.S. dollar. Countries, including the United States, have argued that RMB is artificially undervalued due to the PRC's current monetary policies and have pressured the PRC to allow RMB to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of RMB against the dollar.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively and the ability of our PRC Operating Entities to obtain financing.

Substantially all of our revenues and operating expenses are denominated in RMB. Restrictions on currency exchange imposed by the PRC government may limit our ability to utilize revenues generated in RMB to fund our business activities outside the PRC, if any, or expenditures denominated in foreign currencies. Under current PRC regulations, RMB may be freely converted into foreign currency for payments relating to “current account transactions,” which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. Our PRC Operating Entities may also retain foreign exchange in their respective current account bank accounts, subject to a cap set by SAFE or its local counterpart, for use in payment of international current account transactions.

However, conversion of RMB into foreign currencies and of foreign currencies into RMB, for payments relating to “capital account transactions,” which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the RMB for capital account transactions could affect the ability of our PRC Subsidiary to make investments overseas or to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

In August 2008, SAFE promulgated Circular 142, a notice regulating the conversion by FIEs of foreign currencies into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-denominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-denominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

Any existing and future restrictions on currency exchange may affect the ability of our PRC Subsidiary or affiliated entity to obtain foreign currencies, limit our ability to utilize revenues generated in RMB to fund our business activities outside the PRC that are denominated in foreign currencies, or otherwise materially and adversely affect our business.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make all of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our company and its affiliate, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees, and we have implemented a policy to comply specifically with the FCPA. In spite of these efforts, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company and its affiliate may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as Circular 78. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company's covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans is subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Any recurrence of severe acute respiratory syndrome (“SARS”), Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in the PRC, where all of our businesses are located and where all of our sales occur, could have a negative effect on our operations. Our businesses are dependent upon our ability to continue to efficiently distribute and sell our products. Such an outbreak could have an impact on our operations as a result of:

  quarantines or closure of our distribution center, which would severely disrupt our operations, the sickness or death of our key officers and employees, and a general slowdown in the PRC economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Adverse changes in political, economic and other policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in the PRC, and all of our sales are currently made in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

  the extent of government involvement;
  the level of development;
  the growth rate;
  the control of foreign exchange;
  the allocation of resources;
  an evolving regulatory system; and
  lack of sufficient transparency in the regulatory process.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in the PRC are still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased expenditures by the users of our products, which in turn could reduce demand for our products.

Moreover, the political relationship between the United States, Europe, or other Asian nations and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of foreign relations are difficult to predict and could adversely affect our operations or cause our products to become less attractive. This could lead to a decline in our profitability.

Any adverse change in the economic conditions or government policies in the PRC could have a material adverse effect on overall economic growth and the level of healthcare investments and expenditures in the PRC, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which are required in order to comply with United States securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of its financial statements and prevent us from complying with the rules and regulations promulgated by the Securities Exchange Commission (the “SEC”) and the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”). Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based upon United States laws, including the federal securities laws or other foreign laws against us or our management.

All of our current business operations are conducted in the PRC. Moreover, all of our directors and officers are nationals and residents of the PRC. All the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon these persons. In addition, uncertainty exists as to whether the PRC courts would recognize or enforce judgments of United States courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Relating to Investment in Our Securities

The limited trading volume in our stock may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, "CKGT.OB". The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

  investors may have difficulty buying and selling or obtaining market quotations;
  market visibility for our common stock may be limited; and
  lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our Common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading -volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We do not foresee paying cash dividends in the near future.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

China Kangtai’s operations office is located at 99 Taibei Road, Limin Economic and Technological Development Zone, Harbin, Heilongjiang Province, P. R. China, Zip Code: 150025 and its telephone number is (86) 451 57351189. In addition, the Company has over 387 acres of cactus farming bases, production facilities and an R&D facility in China. Among the 387 acres of cactus farming, 142 acres are owned by the Company, and the other 245 acres are leased and the land use rights will expire on March 31, 2038.

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

ITEM 4. Removed and Reserved

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Year	Quarter Ended	High	Low
2010	December 31	$1.42	$0.00
	September 30	$1.45	$0.02
	June 30	$2.65	$1.10
	March 31	$2.96	$1.90

2009	December 31	$2.71	$2.60
	September 30	$1.48	$1.40
	June 30	$0.75	$0.73
	March 31	$0.29	$0.20

Record Holders

As March 24, 2011 there were 80 shareholders of record holding a total of 22,305,527 shares of common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-K filed with SEC.

Results of Operations

Comparison of Sales for the Years Ended December 31, 2010 and 2009

			% of
Sales by Categories	2010	2009	changes

Nutraceuticals	$12,989,289	$10,722,568	21%
Beverages	12,588,707	9,318,655	35%
Cactus Feed	4,583,599	2,309,059	99%
Raw & intermediate materials	2,947,646	3,485,604	-15%
Cactus cigarettes	2,910,622	317,133	818%
Packaged foods	-	384,337	-100%
Other	9,687		--%
Total Sales	$36,029,550	$26,537,356	36%

Sales for the year ended December 31, 2010 totaled $36,029,550, an increase of $9,492,194, or 36% compared to the sales of $26,537,356 in 2009. The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers, such in the case with our nutraceuticals and beverages products. The sale of nutraceuticals products was $12,989,289 in 2010, an increase of $2,266,721, or 21%, compared to $10,722,568 in 2009. The sale of beverages products was $12,588,707 in 2010, an increase of $3,270,052, or 35%, compared to $9,318,655 in 2009. The increase in sales also resulted from our new acquired patents and new products. The sale of our cactus feed products was $4,583,599 in 2010, an increase of $2,274,540, or 99%, compared to $2,309,059 in 2009. The sale of cactus cigarettes products was $2,910,622 in 2010, an increase of $2,593,489, or 818%, compared to $317,133 in 2009. The sales from our raw and intermediate materials products was $2,947,646 in 2010, a decrease of $537,958, or 15%, compared to $3,485,604 in 2009. The sales from our packaged products was $0 in 2010, compared to $384,337 in 2009.The decrease in raw and intermediate materials and packaged foods products resulted from the changes in our product mix.

Cost of Sales

Cost of sales totaled $22,475,015 in 2010, an increase of $6,458,581, or 40%, compared to $16,016,434 in 2009. The increase in cost of sales resulted from the increase in sales. The gross profit rate was 38% for the year ended December 31, 2010, a decrease of 2 percentage points as compared to 40% in 2009. The increase in cost of sales and decrease in gross profit rates were primarily attributable to the increase in sales of our cactus feed products. The gross profit rate is about 16% for cactus feed products.

Operating Expenses

Operating expenses for the year ended December 31, 2010 totaled $2,237,959, an increase of $1,244,567, or 125%, compared to $993,392 in 2009. The increase in operating expenses was mainly due to an increase of $141,830 in research and development expense; an increase of $360,807 in amortization of intangible assets; and an increase of $929,935 in other general and administrative expenses. Other general and administrative expenses consist of advertising, rent and utilities, salaries and wages, professional fees, US public company related expenses and other expenses. The increase in other general and administrative expenses was attributable to an increase of $97,274 in advertising expense, $315,489 in legal fees, and $268,219 in consulting fees.

Other Income and Expenses

Other income (net) for the year ended December 31, 2010 totaled $3,531,546, compared to other expenses (net) of $7,483,984 in 2009. The increased net other income mainly resulted from the income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Such income totaled $3,586,155 in 2010, compared to an expense of $7,926,182 from the revaluation in 2009.

Income from Operations

Income from operations totaled $11,316,576 in 2010, an increase of $1,789,046, or 19%, compared to $9,527,530 in 2009. The increase in our income from operations resulted mainly from the increase in sales.

Net Income

Net income totaled $11,790,975 for the year ended December 31, 2010, an increase of $11,310,850, compared to $480,125 in 2009. The increase in net income was caused partially by the income and loss from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Absent the gain of $3,586,155 in 2010, the Company would have had a net income of $8,204,820 and basic and diluted earnings per common share would have been $0.39 and $0.39 for the year ended December 31, 2010. Absent the revaluation loss of $7,926,182 in 2009, the Company would have had a net income of $8,406,307, and basic and diluted earnings per common share would have been $0.46 and $0.43 for the year ended December 31, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,630,035 and $2,918,068 as of December 31, 2010 and 2009, respectively. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Net cash provided by operating activities was $10,671,561 and $7,749,649 for the years ended December 31, 2010 and 2009, respectively. The increase in net cash provided by operating activities in 2010 was due to the increase in revenues and the $7,495,852 positive change in other receivables ($3,747,926 increase in 2009; $3,747,926 decrease in 2010), offset partially by the $6,663,197 negative change in accounts receivable ($1,532,934 decrease in 2009; $5,130,263 increase in 2010).

Net cash used in investing activities was $13,275,539 and $9,460,214 for the year ended December 31, 2010 and 2009, respectively. During 2010, the Company purchased a livestock feed patent in the amount of $8,199,598 (RMB 54,112,700), tobacco trademarks of $1,698,842 (RMB 11,212,000), land use rights of $1,159,237 (RMB 7,650,720) and property, plant and equipment in the amount of $2,462,438 (RMB 16,251,568). During 2009, the Company purchased Taishan Basha land use rights in the amount of $9,710,926 (RMB 66,376,800).

Net cash provided by financing activities was $1,613,636 and $255,042 for the years ended December 31, 2010 and 2009, respectively. During 2010, the Company received net proceeds of $125,000 from cash exercise of stock options, net proceeds of $750,000 from exercise of B warrants, and net proceeds of $743,678 from the sale of common stock to an investor. The Company repaid $5,042 to a related party. During 2009, the Company received proceeds of $250,000 from exercise of 333,334 A warrants and $5,042 from a related party.

Note Payable to a Financial Institution

The note payable $916,696 (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $53,630 and $53,219 for the years ended December 31, 2010 and 2009, respectively.

Estimated Liability for Equity-Based Financial Instruments with Characteristics of Liabilities

Effective January 1, 2009, in accordance with EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, the Company reclassified the fair values at January 1, 2009 of the outstanding Series A Convertible Preferred Stock and the warrants comprising the March 21, 2008 and the July 16, 2008 sales of units (see Financial Statements Note 11) from stockholders’ equity to liabilities, as follows:

	Shares / Warrants	Fair Value

Series A Convertible Preferred Stock	$1,150,000	$333,500

A warrants	1,250,000	122,000
B warrants	1,500,000	120,150
C warrants	500,000	47,950
D warrants	600,000	47,640
Total warrants	3,850,000	337,740

Total Financial Instruments	$5,000,000	$671,240

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

At December 31, 2010 and 2009, the fair values of the financial instruments consisted of:

	2010		2009
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value

Series A Convertible Preferred Stock	50,000	$51,500	50,000	$135,500

A warrants	-	-	-	-
B warrants	750,000	153,975	1,500,000	2,839,500
C warrants	500,000	171,550	500,000	992,500
D warrants	600,000	144,180	600,000	1,090,860
Total warrants	1,850,000	469,705	2,600,000	4,922,860

Total Financial Instruments	1,900,000	$521,205	2,650,000	$5,058,360

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2010.

	Shares / Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	$521,205

The Series A Convertible Preferred Stock was valued based on the trading price of the Company’s common stock. The warrants were valued using the Black-Scholes option pricing model with a 100% expected volatility assumption regarding the trading price of the Company’s common stock.

Critical Accounting Policies and Estimates

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2010 and 2009 included in our annual report filed with SEC, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The Company applies the following critical accounting policies related to revenue recognition in the preparation of its financial statements.

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

Fair Value of Financial Instruments

In connection with the determination of estimated liability for equity-based financial instruments with characteristics of liabilities (see Note 11 to consolidated financial statements), the Company used the Black-Scholes option pricing model and the following assumptions: expected volatility of 100%, and risk-free interest rate of 2%.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters.” The Company’s subsidiaries, Harbin Hainan Kangda and Guangdong Taishan Kangda, are located and operate in China. The Chinese Yuan is the functional currency. The financial statements of China Kangtai are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenues, costs and expenses. Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The information required by this Item is incorporated by reference to the financial statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010 which was designed to provide reasonable assurance. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the year ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held
Jinjiang Wang	62	President, Chief Executive Officer and Chairman of the Board of Directors
Chengzhi Wang	41	General Manager and a Director
Hong Bu	37	Chief Financial Officer and a Director
Jiping Wang	50	Director
Song Yang	37	Director

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

Family Relationships

Our Chairman, President and CEO, Mr. Jinjiang Wang is the father of our General Manager, Mr. Chengzhi Wang and our CFO Ms. Hong Bu is the wife of Mr. Chengzhi Wang and daughter in law of Mr. Jinjiang Wang. Other than the relationships described above, there are no family relationships between or among any of our current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers, during the past ten years:

a)

Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b)	Has been convicted in a criminal proceeding or subject to a pending criminal proceeding;

c)

Has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

d)

Has been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

In order to be listed on a stock exchange, CKGT would be required to adopt a definitive charter for its audit committee. The board of directors has not yet established a compensation committee or a nominating committee.

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

In 2010, Jinjiang Wang, the President, CEO and a director, and Song Yang, a director of the Company gifted a total of 428,572 and 600,000 shares, respectively to members of the Company's management team. The beneficial ownership changes as a result of these two transactions have not been reported under Form 4 or Form 5 as required by Section 16 of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides summary compensation information for the years 2010 and 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer:

Summary Compensation Table

Change in
Pension
							Non-Equity	Value and
							Incentive	Non-qualified
					Stock	Option	Plan	Compensation	All other
Name and Principal			Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation		Total
Position	Year		($)(1)	($)	($)	($)	($)	($)	($)		($)
Jinjiang Wang, President, Chief Executive Officer and Chairman	2010 2009	$ $	32,358 17,556	- -		- -	- -	- -	- -	$ $	32,358 17,556
Chengzhi Wang, General Manager	2010 2009	$ $	26,336 14,045	- -		- -	- -	- -	- -	$ $	26,336 14,045
Hong Bu, Chief Financial Officer	2010 2009	$ $	26,336 14,045	- -		- -	- -	- -	- -	$ $	26,336 14,045

(1) Converted from RMB at the exchange rate of 1RMB=US$0.1463

No executive officer received compensation in excess of $100,000 during the fiscal years ended December 31, 2010 and 2009. In addition, members of the Board of Directors did not receive compensation for their services during the fiscal years ending December 31, 2010 and 2009.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. CKGT does not anticipate adopting a provision for compensating directors in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Title of Class	Name and Address of Owner	Amount and Nature of Ownership	Percent of Class(1)
Executive Officers and Directors
Common Stock	Jinjiang Wang The 4th Group, 21st Residents’ Committee Xinhua Street, Boli Town, Boli County Heilongjiang Province P.R.C.	4,372,818 Direct(2)	19.6%
Common Stock	Chengzhi Wang No. 98 Xiangshun Street Xiangfang District, Harbin, P.R.C.	3,892,970 Direct	17.5%
Common Stock	Hong Bu No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	750,046 Direct	3.3%
Common Stock	Jiping Wang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	700,734 Direct	3.1%
Common Stock	Song Yang No. 99 Taibei Road Limin Economy and Technology Developing District, Harbin, P.R.C.	126,688 Direct	*
Common Stock	All Directors and Executive Officers as a Group (5 persons)	9,843,256 Direct	44.1%
5% Holder
Common Stock	T Squared Investments LLC 1325 Sixth Avenue, Floor 28 New York, NY 10019	1,850,000 Direct(3)	8.2%

*Less than 1%

(1) Applicable percentage ownership is based on 22,305,527 shares of common stock outstanding as of March 24, 2011 together with securities exercisable or convertible into shares of common stock within 60 days of March 24, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days March 24, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Jinjiang Wang has been the President of the Company since June 3, 2005. He has been and is the President of Harbin Hainan Kangda since 2000. Jinjiang Wang acquired 165,182 shares of the Company pursuant to the Reorganization Agreement on June 3, 2005. A day after the Reverse Split on August 26, 2005, the Convertible Note was converted by its holders(s) into 14,248,395 shares of the Company and Mr. Jinjiang Wang acquired 4,207,636 shares from 14,248,395 shares of the Company.

(3) 1,850,000 shares of common stock are issuable upon the exercise of warrants which are immediately exercisable. Pursuant to the Preferred Stock Purchase Agreements and Common Stock Purchase Warrants by and between the Company and the T Squared Investments LLC (“T Squared”) dated March 21, 2008 and July 16, 2008, T Squared is not entitled to exercise any warrant which will result in beneficial ownership by T Squared and its affiliates of more than 4.9% of the outstanding shares of the Company’s common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our registered independent public accounting firm is Michael T. Studer, C.P.A., P.C. The fees billed by Michael T. Studer, C.P.A., P.C. in 2010 and 2009 were as follows:

	2010	2009
Audit Fees	$94,000	$102.218
Audit-Related Fees	--	--
Total Audit and Audit-Related Fees	$94,000	$102,218
Tax Fees	--	--
All Other Fees	--	--
Total for independent public audit firms	$94,000	$102,218

Tax Fees

The aggregate fees billed by P. C. Liu, CPA, P.C. for tax compliance, tax advice and tax planning were $1500 for the fiscal years ended December 31, 2010 and $1500 for the fiscal years ended December 31, 2009.

Audit Committee Pre-Approval

The Company's Audit Committee pre-approved the engagement of Michael T. Studer, C.P.A., P.C. to act as its independent auditor for the fiscal year ended December 31, 2010. The Company's Audit Committee also pre-approved Michael T. Studer, C.P.A., P.C. to provide the audit, audit related services, and all other services described above for the fiscal year ended December 31, 2010. The Company's board of directors also pre-approved P. C. Liu, C.P.A, P.C. to provide the tax services for the fiscal period ended December 31, 2010.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
10.45

Asset Purchase Agreement dated as of March 25, 2009, between Harbin Hainan Kangda Cactus Health Food Co., Ltd., a wholly owned subsidiary of China Kangtai Cactus Bio-Tech, Inc., and Qitaihe Kangwei Biotechnology Co., Ltd. (incorporated by reference to the Form 8-K filed on March 30, 2009)

10.46

Form of Common Stock Purchase Agreement by and between China Kangtai Cactus Bio-Tech, Inc. and Seaside 88, LP, dated as of November 5, 2009 (incorporated by reference to the Form 8-K filed on November 9, 2009)

10.47	Agreement by and between Harbin Hainan Kangda Cactus Health Food Co., Ltd. and City of Qitaihe, China dated January 27, 2010 (incorporated by reference to the Form 8-K filed on January 28, 2010)
10.48	Termination Agreement by and between China Kangtai Cactus Bio-Tech, Inc. and Seaside 88, LP dated April 30, 2010 (incorporated by reference to the Form 8-K filed on May 3, 2010)
10.49

Asset Purchase Agreement by and between Raoping County Dadi Tobacco Trade Center and Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd. dated June 28, 2010 (incorporated by reference to the Form 8-K filed on July 2, 2010)

10.50	Investment Agreement by and between China Kangtai Cactus Bio-Tech, Inc. and Kodiak Capital Group, LLC dated July 9, 2010 (incorporated by reference to Form 8-K filed on July 13, 2010)

10.51	Registration Rights Agreement by and between China Kangtai Cactus Bio-Tech, Inc. and Kodiak Capital Group, LLC dated July 9, 2010 (incorporated by reference to Form 8-K filed on July 13, 2010)
10.52

Asset Purchase Agreement of Land Use Right by and between The People’s Government and Baishea Town Taishan City and Harbin Hainan Kangda Cacti Hygiencial Foods Co., Ltd. dated August 25, 2009 (incorporated by reference on Form S-1 filed on July 30, 2010)

10.53

Patent Transfer Agreement of Land Use Right by and between The People’s Government and Baishea Town Taishan City and Harbin Hainan Kangda Cacti Hygiencial Foods Co., Ltd. dated August 25, 2009 (incorporated by reference on Form S-1 filed on July 30, 2010)

10.54	Contract of Employment between China Kangtai Biotech Inc. and Chengzhi Wang dated June 3, 2010 (incorporated by reference on Form S-1 filed on July 30, 2010)
10.55	Contract of Employment between China Kangtai Biotech Inc. and Hong Bu dated June 3, 2010 (incorporated by reference on Form S-1 filed on July 30, 2010)
21.1	List of Subsidiaries (incorporated by reference to the Form 10-KSB filed on April 15, 2008)
23.1	Consent of Independent Registered Public Accounting Firm dated August 26, 2010 (incorporated by reference on Form S-1/A filed on July 30, 2010)
23.2	Consent of Independent Registered Public Accounting Firm dated July 30, 2010 (incorporated by reference on Form S-1 filed on August 27, 2010)
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

CHINA KANGTAI CACTUS BIO-TECH INC.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Jinjiang Wang
Date: : March 31, 2011

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial
	Hong Bu	and Accounting Officer
Date: : March 31, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Jinjiang Wang
Date: March 31, 2011

By:	/s/ Chengzhi Wang	General Manager and a Director
Chengzhi Wang
Date: : March 31, 2011

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial
	Hong Bu	and Accounting Officer
Date: : March 31, 2011

By:	/s/ Jiping Wang	Director
Jiping Wang
Date: March 31, 2011

By:	/s/ Song Yang	Director
Song Yang
Date: : March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Kangtai Cactus Bio-Tech Inc.

I have audited the accompanying consolidated balance sheets of China Kangtai Cactus Bio-Tech Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Kangtai Cactus Bio-Tech Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/S/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
March 31, 2011

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$2,630,035	$2 ,918,068
Accounts receivable, net of reserve for allowances, returns and doubtful accounts of $1,004,027 and $1,006,597, respectively	7,416,090	2,283,257
Inventories	1,385,531	2,440,904
Prepaid expenses	1,644	1,265
Other receivables	500	3,992,562
Total Current Assets	11,433,800	11,636,056
Property, plant and equipment, net of accumulated depreciation of $2,637,629 and $2,112,093, respectively	7,928,050	5,750,876

Other Assets
Land use rights, net of accumulated amortization of $881,720 and $473,151, respectively	19,390,976	17,981,834
Intangible assets, net of accumulated amortization of $1,601,418 and $1,054,531, respectively	9,714,809	316,300
Total Assets	$8,752,826	$35,368,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$306,025	$311,417
Note payable	916,696	885,115
Taxes payable	1,551,198	789,141
Other payable	-	5,042
Total Current Liabilities	2,773,919	1,990,715

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Designated as Series A convertible Preferred Stock (50,000 shares issued and outstanding at December 31, 2010 and 2009, respectively)	51,500	135,500
Warrants	469,705	4,922,860
Total	521,205	5,058,360
Total Liabilities	3,295,124	7,049,075
Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding:
50,000 and 50,000 shares, respectively	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 22,255,527 and 20,024,024 shares, at December 31, 2010 and 2009, respectively	22,256	20,024
Additional paid-in capital	14,259,777	11,003,276
Retained earnings
Appropriated	5,253,700	3,881,804
Unappropriated	1,322,790	10,903,711
Accumulated other comprehensive income (Foreign currency translation adjustments)	4,313,988	2,827,176
Total stockholders' equity	45,172,511	28,635,991
Total Liabilities and Stockholders' Equity	$48,467,635	$35,685,066

The accompanying notes are an integral part of these consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2010 and 2009

	2010	2009
Net Sales	$36,029,550	$26,537,356
Cost of Sales	(22,475,015)	(16,016,434)
Gross Profit	13,554,535	10,520,922

Operating Expenses
Selling expenses	117,615	249,083
(Reduction) in provision for reserve for allowances, returns and doubtful accounts	(29,708)	26,897
Research and development	141,830	-
General and administrative expenses	1,394,632	464,697
Depreciation	77,097	77,323
Amortization of land use rights	38,459	38,165
Amortization of intangible assets	498,034	137,227
Total operating expenses	2,237,959	993,392
Income from Operations	1,316,576	9,527,530
Other Income (Expense)
Interest income	687	69
Imputed interest expense	(53,630)	(53,219)
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	3,586,155	(7,926,182)
Net (loss) gain on disposal of property and equipment	(1,666)	495,348
Total Other Income (Expenses)	3,531,546	(7,483,984)
Income before Income Tax	14,848,122	2,043,546
Income tax expense	(3,057,147)	(1,563,421)
Net Income Attributable to Common Stockholders	$11,790,975	$480,125

Net Income Per Common Share
Basic	$0.56	$0.03
Diluted	$0.56	$0.02

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	20,987,497	18,304,775
Diluted	21,188,102	19,469,714

Comprehensive Income:
Net income	$11,790,975	$480,125
Foreign currency translation adjustment	1,486,812	(220,696)
Comprehensive Income	$13,277,787	$259,429

The accompanying notes are an integral part of these financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

						Unappropriat		Accumulated
	Preferred Stock $0.001 par value		Common Stock $0.001 par		Additional	ed	Appropriated	other
				value				comprehensi
					paid-in	retained	retained	ve
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2008	1,150,000	$1,150	17,885,625	$17,886	$7,819,865	$11,604,285	$2,682,345	$3,047,872	$25,173,403
January 1, 2009 cumulative effect of Change in accounting principle: Reclassification of Series A Preferred Stock and A, B, C, and D Warrants from stockholder's equity to liabilities, including revaluation at fair value of $18,760	(1,150,000)	(1,150)			(688,850)	18,760			(671,240)
Balance at January 1, 2009 after cumulative effect adjustment	-	-	17,885,625	17,886	7,131,015	11,623,045	2,682,345	3,047,872	24,502,163
Conversion of Series A preferred stock	-	-	1,100,000	1,100	1,948,067	-	-	-	1,949,167
Cashless exercise of A warrants	-	-	598,006	598	1,290,630	-	-	-	1,291,228
Cash exercise of A warrants	-	-	333,334	333	548,334	-	-	-	548,667
Exercise of stock option	-	-	107,059	107	32,011	-	-	-	32,118
Imputed interest on note payable	-	-	-	-	53,219	-	-	-	53,219
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,199,459)	1,199,459	-	-
Net income for the year ended December 31, 2009	-	-	-	-	-	480,125	-	-	480,125
Currency translation adjustment	-	-	-	-	-	-	-	(220,696)	(220,696)
Balance at December 31, 2009	-	-	20,024,024	20,024	11,003,276	10,903,711	3,881,804	2,827,176	28,635,991
Stock issued in connection with
investment agreement (Note 15)	-	-	1,000,000	1,000	784,678	-	-	-	785,678
Cost incurred relating to stock issued in connection with investment agreement (Note15)	-	-	-	-	(42,000)	-	-	-	(42,000)
Stock issued for financing cost	-	-	15,000	15	13,035	-	-	-	13,050
Cashless exercise of stock options	-	-	238,503	239	(239)	-	-	-	-
Stock issued for consulting services	-	-	103,000	103	231,997	-	-	-	232,100
Exercise of B warrants	-	-	750,000	750	1,700,250	-	-	-	1,701,000
Exercise of $1.00 stock options	-	-	125,000	125	124,875	-	-	-	125,000
Stock option expense	-	-	-	-	390,275	-	-	-	390,275
Imputed interest on note payable	-	-	-	-	53,630	-	-	-	53,630
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,371,896)	1,371,896	-	-
Net income for the years ended
December 31, 2010	-	-	-	-	-	11,790,975	-	-	11,790,975
Currency translation adjustment	-	-	-	-	-	-	-	1,486,812	1,486,812
Balance at December 31, 2010	-	$-	22,255,527	$22,256	$14,259,777	$21,322,790	$5,253,700	$4,313,988	$45,172,511

The accompanying notes are an integral part of these consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net income	$11,790,975	$480,125
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(3,562,822)	7,926,182
Issuance of shares in consideration for various services	245,150	-
Issuance of options in consideration for legal services	390,275	-
Cashless exercise of stock options charged to operations	-	32,118
Imputed interest	53,630	53,219
Provision for (reduction in) allowances, returns and doubtful accounts	(29,708)	26,897
Net loss (gain) on disposal of property, plant and equipment	-	(495,348)
Depreciation - cost of sales	96,028	392,999
Depreciation - operating expenses	77,097	77,322
Amortization of land use rights -cost of sales	43,456	146,200
Amortization of land use rights- operating expenses	38,459	38,165
Amortization of intangible assets	98,034	137,227
Loss on disposal of property and equipment	1,665	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,130,263)	1,532,934
Decrease in inventories	1,055,373	935,731
Increase in prepaid expenses	(379)	(260)
Decrease (increase) in other receivables	3,747,926	(3,747,926)
Decrease in accounts payable and accrued liabilities	(5,392)	(4,222)
Increase in taxes payable	762,057	218,286
Net cash provided by operating activities	10,671,561	7,749,649
Cash Flows from Investing Activities
Purchase of intangible assets	(9,898,000)	-
Purchase of land use rights	(1,159,237)	(9,710,926)
Purchase of property, plant and equipment	(2,462,438)	-
Net proceeds from disposals of property, plant and equipment	-	495,348
Collection from (advance to) related party	244,136	(244,636)
Net cash (used for) investing activities	(13,275,539)	(9,460,214)
Cash Flows from Financing Activities
Proceeds from related party	-	5,042
Proceeds from investor	785,678	-
Cost in connection with investment	(42,000)	-
Repayment to related party	(5,042)	-
Cash exercise of options	125,000	250,000
Exercise of B warrants	750,000	-
Net cash provided by financing activities	1,613,636	255,042
Effect of exchange rate changes on cash and cash equivalents	702,309	(25,306)
Decrease in cash and cash equivalents	(288,033)	(1,480,829)
Cash and cash equivalents, beginning of period	2,918,068	4,398,897
Cash and cash equivalents, end of period	$2,630,035	$2,918,068

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,367,469	$1,419,189

The accompanying notes are an integral part of these financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

Foreign Currency Translation

The functional currency of US China Kangtai and BVI China Kangtai is the United States dollar. The functional currency of Harbin Hainan Kangda and Taishan Kangda is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Harbin Hainan Kangda and Taishan Kangda assets and liabilities were translated into United States dollars at period-end exchange rates, $0.15152 and $0.14630, at December 31, 2010 and 2009, respectively. Harbin Hainan Kangda and Taishan Kangda revenues and expenses were translated into United States dollars at weighted average exchange rates, $0.14774 and $0.14661, for the years ended December 31, 2010 and 2009, respectively. Resulting translation adjustments were recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There were no material foreign currency transaction gains or losses for the years ended December 31, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposit accounts with banks. The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

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

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments. Land use rights are being amortized on a straight-line basis over the remaining term of the related agreements, which range from 30 to 50 years. Other intangible assets consist of patents, licenses and trademarks. Patents, licenses and trademarks are amortized over their expected useful economic lives, which range from 10 to 15 years.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses totaled $258,545 and $161,271 for the years ended December 31, 2010 and 2009, respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Research and development costs totaled $141,830 and $102,627 for the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation- Stock Compensation”.

In addition to requiring supplemental disclosures, ASC 718, Compensation – Stock Compensation, addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FASB Accounting Standards Codification (“ASC”) 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

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
DECEMBER 31, 2010 AND 2009

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

The following table provides a reconciliation of common shares used in the basic net income per common share and diluted net income per common share computations for the years ended December 31, 2010 and 2009.

	2010	2009

Weighted average shares outstanding - basic	20,987,497	18,304,775
Series A convertible preferred stock	50,000	910,000
Incremental common shares from stock options and warrants	150,605	254,939
Weighted average shares outstanding - diluted	21,188,102	19,469,714

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in diluted net income per common share. Anti-dilutive common shares related to stock options and warrants excluded from the computation of diluted net income per common share were 0 and 2,350,000, respectively, for the years ended December 31, 2010 and 2009.

Segment Information

The Company operates in one segment, the sale of products made from cactus plants. The Company sells to two customer groups; health foods comprising cactus liquor and juice and sale of cactus powder to pharmaceutical companies for use in medical products.

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
DECEMBER 31, 2010 AND 2009

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

NOTE 3 – SIGNIFICANT ACQUISITIONS OF PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS

In December 2009, Haiban Hainan Kangda completed the acquisition of land use rights for 50 years to property located in Langbei Village Baisha Town, Guangdong Province, PRC, covering an area of 181,854 square meters pursuant to an Asset Purchase Agreement dated August 25, 2009 with the local government. The purchase price for the land use rights was 66,376,800 RMB ($10,057,413 translated at the December 31, 2010 exchange rate), which commencing January 1, 2010 is being amortized on a straight line basis over the 50 years term of the rights. See Note 7.

In May 2010, Haiban Hainan Kangda completed the acquisition of various patents relating to cactus use in manufacturing cattle, hog and fish feed pursuant to a Patent Transfer Agreement dated January 20, 2010 with Heilongjiang Institute of Biological Development. The purchase price for the patents was 54,112,700 RMB ($8,199,156 translated at the December 31, 2010 exchange rate), which commencing April 10, 2010 is being amortized on a straight line basis over the 15 year term of the patents. See Note 8.

In December 2010, Harbin Hainan Kangda completed the acquisition of certain assets (consisting of land use rights for 50 years to property located in Raoping County, Guangdong Province, PRC covering an area of 12,144 square meters, three buildings, machinery and equipment used in the manufacture of cigarettes, and eight trademarks relating to cigarettes) pursuant to an Asset Purchase Agreement dated June 28, 2010 with Dadi Tobacco Trade Center. The total purchase price was 35,000,000 RMB ($5,303,200 translated at the December 31, 2010 exchange rate), which the Company allocated to the assets based on appraisals as follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

	In RMB	In USD
Buildings	¥3,643,480	$552,060
Plant equipment and machinery	12,493,800	1,893,061
Total property,plant and equipment	16,137,280	2,445,121
Land use rights	7,650,720	1,159,237
Trademarks	11,212,000	1,698,842
Total	¥35,000,000	$5,303,200

Commencing January 1, 2011, the buildings will be depreciated on a straight line basis over their 40 years estimated useful life, the plant equipment and machinery will be depreciated on a straight line basis over their 12 years estimated useful life, the land use rights will be amortized on a straight line basis over the 50 years term of the rights and the trademarks will be amortized on a straight line basis over their 7 years expected useful lives.

NOTE 4 - INVENTORIES

At December 31, 2010 and 2009, inventories consisted of:

	2010	2009

Cactus stock	$936,517	$2,149,643
Other raw materials and work-in-process	38,520	28,158
Finished goods	451,307	311,761
Total	1,426,344	2,489,562
Less: allowance for market adjustments to inventories	(40,813)	(48,658)
Net	$1,385,531	$2,440,904

NOTE 5 - OTHER RECEIVABLES

Other receivables at December 31, 2010 and 2009 consisted of:

	2010	2009

Land Center of Qitaihe	$-	$3,116,843
QitaiheTianhe Pharmaceutical Co. Ltd	-	631,083
Due from related party	500	244,636
Total	$500	$3,992,562

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
DECEMBER 31, 2010 AND 2009

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

Due from related party

At December 31, 2010 and 2009, due from related party, Mr. Chengzhi Wang, the General Manager and Director of the Company, was $500 and $244,636, respectively, and was interest free and due on demand.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

At December 31, 2010 and 2009, property, plant and equipment, net consisted of:

	2010	2009

Buildings	$3,577,039	$2,920,766
Plant equipment and machinery	6,700,946	4,642,249
Motor vehicles	277,385	288,816
Furniture and office equipment	10,309	11,138
Total	10,565,679	7,862,969
Less accumulated depreciation	(2,637,629)	(2,112,093)
Net	$7,928,050	$5,750,876

Depreciation expense was $473,125 and $470,321 for the years ended December 31, 2010 and 2009, respectively, of which $396,028 and $392,999 were included in cost of sales, respectively.

NOTE 7 - LAND USE RIGHTS

At December 31, 2010 and 2009, land use rights, net consisted of:

	2010	2009

Harbin Hainan Kangda	$19,370,887	$17,584,244
Taishan Kangda	901,809	870,741
Total	20,272,696	18,454,985
Less accumulated amortization	(881,720)	(473,151)
Net	$19,390,976	$17,981,834

On August 25, 2009, Harbin Hainan Kangda entered into an Asset Purchase Agreement (the “Agreement”) with the Local Government of Baisha Town, Taishan City, Guangdong Province (“Seller”). Under the terms of the Agreement, the Company was to acquire land use rights of state-owned land located in Langbei Village, Baisha Town covering an area of 181,854 square meters, with a useful life of 50 years starting from the issue date of the land use right certificate. The purchase price for the Taishan Basha land use rights of 66,376,800 RMB ($10,057,413 translated at the December 31, 2010 exchange rate) was paid in full as of December 31, 2009. Commencing January 2010, amortization of the cost is being charged to operations.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Amortization of land use rights was $381,915 and $184,365 for the years ended December 31, 2010 and 2009, respectively, of which $343,456 and $146,200, respectively, were included in cost of goods sold.

The expected amortization of the above land use rights for each of the five succeeding years ending December 31, and in the aggregate, are as follows:

Year Ending	Amortization
December 31,	Amount
2011	$414,872
2012	414,872
2013	414,872
2014	414,872
2015	414,872
Thereafter	17,316,616
Total	$19,390,976

NOTE 8 - INTANGIBLE ASSETS

At December 31, 2010 and 2009, intangible assets, net consisted of:

	2010	2009

Patents and licenses	$9,617,385	$1,370,831
Trademarks	1,698,842	-
Total	11,316,227	1,370,831
Less accumulated amortization	(1,601,418)	(1,054,531)
Net	$9,714,809	$316,300

In January 2010, the Company purchased a group of cactus patents for cattle, hog and fish feed for $8,199,156 (RMB 54,112,700) under a “Patent Transfer Agreement” which provided for the Company to make 4 installment payments to the transferor of the patent, as follows: 25% at the end of January 2010; 25% at the end of March 2010; 20% at the end of June 2010; and 30% at the end of August 2010.

The agreement also placed certain requirements on the Transferor concerning timely providing the materials necessary so that title to the patent could promptly be received by the Company. In addition, the agreement provided for penalties on the Company if it failed to make timely payments to the transferor, whom in such event had the right to rescind the contract and have returned all materials related to the patent. The agreement provided for penalties on the transferor if they were tardy as well.

The Company paid $6,515,360 (RMB 43,000,000) in cash, which amount exceeded payments required by the agreement, through March 31, 2010. The additional payments were the result of an informal agreement between the Transferor and the Company based upon a timely delivery of materials by the Transferor to facilitate the transfer of title to the Company, which occurred on April 21, 2010. The patent period granted by the PRC governmental authority commenced on April 10, 2010 and expires on April 10, 2025. The Company paid the remaining $1,683,796 (RMB 11,112,700) to the Transferor in May 2010. Prior to the Patent Transfer Agreement, the Company had been using the patents on an experimental basis since 2008.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The three patents were created pursuant to a Research and Development Agreement entered into between the Chief Executive Officer and Director of the Company (20.5% Company Stockholder) , the General Manager and Director of the Company (18.3% Company Stockholder) and the Heilongjiang Institute of Biological Development (the “Institute”) on March 20, 2003, whereby the Institute completed the research to develop the patents and bore the costs of developing them and the aforementioned Company individuals were to register these patents and transfer their title to the Institute. That transfer took place on September 16, 2005, with no further consideration paid by the Institute. The Company purchased the 3 patents in 2010 from the Institute, a privately held Chinese entity engaged in similar ongoing patent research for other Chinese entities. The Institute has no common ownership with the Company’s Officer/Director or General Manager/Director (significant Company stockholders), or their families, or others employed by the Company or stockholders in it.

Intangible assets amortization expense was $498,034 and $137,227 for the years ended December 31, 2010 and 2009, respectively.

The expected amortization of the above intangible assets for each of the five succeeding years ending December 31, and in the aggregate, is as follows:

Year Ending	Amortization
December 31,	Amount
2011	$680,660
2012	680,660
2013	680,660
2014	680,660
2015	680,660
Thereafter	6,311,509
Total	$9,714,809

NOTE 9 - NOTE PAYABLE

Note payable at December 31, 2010 and 2009 consisted of:

	2010	2009

Note payable to a financial institution, interest free, unsecured and due on demand	$916,696	$885,115

The note payable $916,696 (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $53,630 and $53,219 for the years ended December 31, 2010 and 2009, respectively.

NOTE 10 – TAXES PAYABLE

Taxes payable consist of:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

	2010	2009

PRC corporation income tax	$1,216,942	$527,264
Value added tax payable	118,276	74,419
Consumption tax	213,856	151,751
Other taxes	2,124	35,707
Total	$1,551,198	$789,141

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

At December 31, 2010 and 2009, the fair values of the financial instruments consisted of:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

	2010		2009
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value

Series A Convertible Preferred Stock	50,000	$51,500	50,000	$135,500
B warrants	750,000	153,975	1,500,000	2,839,500
C warrants	500,000	171,550	500,000	992,500
D warrants	600,000	144,180	600,000	1,090,860
Total warrants	1,850,000	469,705	2,600,000	4,922,860
Total Financial Instruments	1,900,000	$521,205	2,650,000	$5,058,360

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2010.

	Shares /
	Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	$521,205

The Series A Convertible Preferred Stock was valued based on the trading price of the Company’s common stock. The warrants were valued using the Black-Scholes option pricing model with a 100% expected volatility assumption regarding the trading price of the Company’s common stock.

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
DECEMBER 31, 2010 AND 2009

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

On October 27, 2008, the Company issued 100,000 shares of common stock to the Investor for the conversion of 100,000 shares of Series A Preferred Stock. On September 10, 2009, the Company issued 416,667 shares of common stock to the Investor for the conversion of 416,667 shares of Series A Preferred Stock. On October 22, 2009, the Company issued 433,333 shares of common stock to the Investor for the conversion of 433,333 shares of Series A Preferred Stock. On November 23, 2009, the Company issued 250,000 shares of common stock to the Investor for the conversion of 250,000 shares of Series A Preferred Stock. There were 50,000 shares of Series A Preferred Stock outstanding at December 31, 2010 and December 31, 2009.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

During April and May 2010, the Investor exercised a total of 275,000 B warrants at a price of $1.00 per share, or $275,000 total.

NOTE 13 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK; AND OTHER COMMON STOCK ISSUANCES

Options and Warrants

A summary of stock option and warrant activity for the years ended December 31, 2010, 2009 and 2008 follows:

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-
Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	400,000	3,850,000
Granted and issued	-	-
Exercised	(107,059)	(1,250,000)
Forfeited/expired/cancelled	(42,941)	-
Outstanding at December 31, 2009	250,000	2,600,000
Granted and issued	250,000	-
Exercised	(363,503)	(750,000)
Forfeited/expired/cancelled	(136,497)	-
Outstanding at December 31, 2010	-	1,850,000

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

In July 2009, pursuant to a cashless exercise amendment, 107,059 options were converted by Crone into 107,059 shares of common stock and the remaining 42,941 options were cancelled. The Company expensed the $32,118 exercise amount relating to the 107,059 shares.

On January 26, 2010, the Company issued 76,738 shares of its common stock to Crone in a cashless exercise of 125,000 stock options exercisable at a price of $1.00 per share and the remaining 48,262 options were cancelled.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On February 25, 2010, the Company issued 475,000 shares of its common stock to the Investor at a price of $1.00 per share pursuant to a cash exercise of B warrants.

On March 3, 2010, the Company issued 125,000 shares of its common stock to Crone pursuant to a cash exercise of 125,000 stock options at a price of $1.00 per share.

In April 2010, the Company granted 250,000 options to Crone, all exercisable at $0.60 per share to March 10, 2012, and expensed the $390,275 fair value of these options at April 1, 2010, included within General and administrative expenses during the three months ended June 30, 2010 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $2.10 per share, exercise price of $0.60 per share, term of 30 days, expected volatility of 100%, and risk-free interest rate of 2%).

On June 21, 2010, pursuant to a cashless exercise, 161,765 options exercisable at $0.60 per share were converted by Crone into 161,765 shares of common stock and the remaining 88,235 options were cancelled.

On April 20, 2010 and May 25, 2010, the Company issued a total of 275,000 shares of its common stock to the Investor pursuant to cash exercises of B warrants at a price of $1.00 per share.

There are no stock options outstanding as of December 31, 2010.

Warrants outstanding at December 31, 2010 consist of:

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

On October 1, 2010, the Company issued 13,000 shares of its common stock to an investor relations firm for consulting services rendered. The Company recorded the $14,300 estimated fair value of the shares (based on the market closing price of $1.10 on October 1, 2010) as a general and administrative expense in the three months ended December 31, 2010.

On December 17, 2010, the Company issued 15,000 shares of its common stock to an investment firm for consulting services rendered pursuant to the Investment Agreement (see Note 16). The Company recorded the $13,050 estimated fair value of the shares (based on the market closing price of $0.87 on December 31, 2010) as a general and administrative expense in the three months ended December 31, 2010.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On December 17, 2010, the Company issued 1,000,000 shares of its common stock to an investment firm pursuant to the Investment Agreement (see Note 16). The Company received net proceeds from the investment firm of $742,678 ($784,678 gross based on a price of $0.785678 per share, less $42,000 fees and costs charged by the investment firm).

NOTE 14 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion, amounted to $11,736,178 and $10,306,160 at December 31, 2010 and 2009, respectively.

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

At December 31, 2010, US China Kangtai had an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on managements’ present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $350,000 ($297,500 at December 31, 2009) attributable to the future utilization of the approximately $1,000,000 net operating loss carry forward of US China Kangtai as of December 31, 2010 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forward expires in varying amounts from year 2020 to year 2030.

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

	2010	2009

Expected tax at 35%	$5,196,843	$715,241
(Non-taxable income) nondeductible expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value	(1,255,154)	2,774,164
Tax effect of unutilized losses of US China Kangtai and BVI China Kangtai	289,618	63,797
Tax effect of PRC income taxed at lower rate	(1,174,160)	(1,989,781)
Actual provision for income taxes	$3,057,147	$1,563,421

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leased 10 farm sheds on April 10, 2008. The lease payment is RMB 28,000 (approximately $4,243) per annum. The lease is to expire on April 10, 2013.

The Company leased 1,487 mu (approximately 245 acres) land for growing cactus from third parties under operating leases on April 1, 2008. The lease payment is RMB 14,871 (approximately $2,253) per annum from April 1, 2008 to March 31, 2018 and RMB 23,794 (approximately $3,605) from April 1, 2018 to March 31, 2038.

Rental expenses for all operating leases for the years ended December 31, 2010 and 2009 were approximately $6,500 and $6,500 respectively.

At December 31, 2010, future minimum rental commitments under all non-cancellable operating leases are due as follows:

For the Year Ending
December 31,
2011	$6,496
2012	6,496
2013	5,435
2014	2,253
2015	2,253
Thereafter	75,048
Total	$97,981

Consulting Agreements

The Company entered into a six months investor relations consulting contract on July 1, 2009 (which was terminated by the Company in September 2010). Under the contract, the Company was obligated to pay the consultant a fee of $5,000 per month, consisting of $2,500 in cash and $2,500 in Company restricted common stock. The contract was to be automatically renewed for six months unless either of the two parties gave 30 days written notice of termination. On October 1, 2010, the Company issued 13,000 shares of Company restricted common stock to this investor relations consulting firm. The stock was valued at $1.10 per share based on the closing price on October 1, 2010. Consequently, in addition to cash compensation, the Company accrued $14,300 consulting fees (included in general and administrative expenses) in the nine months ended September 30, 2010.

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

Consulting fees totaling $285,050 were included in general and administrative expenses for the year ended December 31, 2010. The fees consist of total cash payments of $52,950, a stock issuance of 40,000 shares valued at $92,800 based on the market price of $2.32 per share, a stock issuance of 50,000 shares valued at $125,000 based on the market price of $2.50 per share, and a stock issuance of 13,000 shares valued at $14,300 based on the market price of $1.10 per share.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

The Company also entered into a Registration Rights Agreement with Kodiak on July 9, 2010. Pursuant to the Registration Rights Agreement, the Company was obligated to file a registration statement registering the resale of the Shares. The Company filed a registration statement on Form S-1 on July 30, 2010. The registration statement was declared effective on September 7, 2010.

On December 17, 2010, the Company issued 15,000 shares of its common stock to Kodiak for consulting services rendered pursuant to the Investment Agreement (see Note 13). The Company recorded the $13,050 estimated fair value of the shares (based on the market closing price of $0.87 on December 31, 2010) as a general and administrative expense in the three months ended December 31, 2010.

On December 17, 2010, the Company issued 1,000,000 shares of its common stock to Kodiak pursuant to the Investment Agreement (see Note 13). The Company received net proceeds from Kodiak of $742,678 ($784,678 gross based on a price of $0.785678 per share, less $42,000 fees and costs charged by Kodiak..

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

NOTE 17 - SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products. Substantially all of the Company’s identifiable assets at December 31, 2010 and 2009 were located in the PRC. Net sales for the periods presented were all derived from PRC customers. During the year ended December 31, 2010, four customers accounted for 14%, 9%, 9% and 8%, respectively, of net sales. During the year ended December 31, 2009, two customers accounted for 19% and 14%, respectively, of net sales.

Net sales consisted of:

	2010	2009

Finished goods	$33,430,412	$23,791,283
Cactus stock	2,599,138	2,746,073
Total	$36,029,550	$26,537,356

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
DECEMBER 31, 2010 AND 2009

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

NOTE 19 - SUBSEQUENT EVENTS

On January 24, 2011, the Company issued 50,000 shares of common stock to the Investor in exchange for the conversion of the remaining 50,000 shares of Series A Preferred Stock outstanding.