Form 10-K/A
period 2010-12-31
China Kangtai Cactus Bio-tech, Inc.
filed 2011-04-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[_] TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-32253

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

We are amending our annual report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 (the "Original Filing") to correct the following errors due to typographical or formatting technical errors, none of which has had any impact on the actual consolidated financial position or results of operations of the Company:

(1)

The typographical error in Part I, Item 1, Business, under Overview, the Company’s annual production capability of edible cacti in 2010 is 11,976 tons. The Original Filing erroneously listed as 19,184 tons.

(2)	The suppression of the first digit of numbers on several lines in the current year’s financial statements (2010) column, as follows: "Retained earnings-Unappropriated" of $21,322,790 in the Consolidated Balance Sheets was incorrectly presented as $1,322,790; "Income from Operations" of $11,316,576 was incorrectly presented as $1,316,576 in the Consolidated Statements of Income and Comprehensive Income; "Depreciation-cost of sales" of $396,028 was incorrectly presented as $96,028, "Amortization of land use rights-cost of sales" of $343,456 was incorrectly presented as $43,456, and "Amortization of intangible assets" of $498,034 was incorrectly presented as $98,034 in the Consolidated Statement of Cash Flows.;

(3)	The correction of the Company’s "Total Assets" in our Consolidated Balance Sheet at December 31, 2010 to reflect the actual mathematical total of $48,467,635. The Consolidated Balance Sheet contained in the Original Filing incorrectly reflected Total Assets of $8,752,826 based undetected incorrect math.

(4)	The correction of the amount reflected in our Consolidated Statement of Cash Flows under "Operating Activities" for the (Gain) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value" to match the $3,586,155 for that item appearing in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2010 instead of the $3,562,822 that was presented in the Original Filing – with the difference reflected by increasing the "Effect of exchange rate changes on cash and cash equivalents" from $702,309 as originally filed to $725,642 as now reported. The effect of the aforementioned correction resulted in the "Net cash provided by operating activities" for the year ended December 31, 2010 as now reported being $10,648,228 versus the amount reported in the original filing of $10,671,561. This correction did change the amount reported for the "Decrease in cash and cash equivalents of $(288,033) for the year ended December 31, 2010. Cash Flows from both "Investing Activities" and "Financing Activities" were also not affected by the correction. In Part II, Item 7 Management's Discussion and Analysis under "Liquidity and Capital Resources" in the second paragraph, the amount of net cash flows provided by operating activities for the year ended December 31, 2010 of $10,671,561 as originally reported has also been corrected to be $10,648,228.

(5)	The correction for trademarks related amortization amounts in Note 8 in the table of expected amortization in the succeeding 5 years to correctly reflect the 10-year life, which was originally incorrectly reported as based on a 7-year asset life of the Dadi acquisition trademarks discussed in the last paragraph of Note 3. In addition, a paragraph is added in Note 3 that describes the Dadi related trademarks expiration dates and the Company’s plans to apply for timely renewals of them for another 10 years after their expiration in September 2014.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized letters not defined in the Amended Filing are as defined by the Original Filing.

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

The Company has over 387 acres of cactus-farming bases in the Guangdong and Heilongjiang Provinces of China. The Company predominantly grows three species of cacti which are Mexican Pyramid, Mexican Milpa-Alta and Mexican Queen. Mexican Pyramid and Queen cacti are used for cactus fruit drinks and nutraceutical products; Mexican Milpa-Alta is mainly used for cactus nutritional food products. Most of the cactus fruits are processed into cactus fruit juice, which is the raw material for cactus nutritional drinks. Most of the harvested edible cacti are processed into dry powders, which are raw materials for cactus nutraceuticals. The Company’s annual production capability of edible cacti in 2010 is 11,976 tons.

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

Net cash provided by operating activities was $10,648,228 and $7,749,649 for the years ended December 31, 2010 and 2009, respectively. The increase in net cash provided by operating activities in 2010 was due to the increase in revenues and the $7,495,852 positive change in other receivables ($3,747,926 increase in 2009; $3,747,926 decrease in 2010), offset partially by the $6,663,197 negative change in accounts receivable ($1,532,934 decrease in 2009; $5,130,263 increase in 2010).

Net cash used in investing activities was $13,275,539 and $9,460,214 for the year ended December 31, 2010 and 2009, respectively. During 2010, the Company purchased a livestock feed patent in the amount of $8,199,158 (RMB 54,112,700), tobacco trademarks of $1,698,842 (RMB 11,212,000), land use rights of $1,159,237 (RMB 7,650,720) and property, plant and equipment in the amount of $2,462,438 (RMB 16,251,568). The amount used in investing activities was offset by the collection of $244,136 from related party.  During 2009, the Company purchased Taishan Basha land use rights in the amount of $9,710,926 (RMB 66,376,800).

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

PART IV.

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
Date: : April 15, 2011

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial
	Hong Bu	and Accounting Officer
Date: : April 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Jinjiang Wang
Date: April 15, 2011

By:	/s/ Chengzhi Wang	General Manager and a Director
Chengzhi Wang
Date: : April 15, 2011

By:	/s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial
	Hong Bu	and Accounting Officer
Date: : April 15, 2011

By:	/s/ Jiping Wang	Director
Jiping Wang
Date: April 15, 2011

By:	/s/ Song Yang	Director
Song Yang
Date: : April 15, 2011

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

/S/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
March 31, 2011

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$2,630,035	$2 ,918,068
Accounts receivable, net of allowances for doubtful accounts of $1,004,027 and $1,006,597, respectively	7,416,090	2,283,257
Inventories	1,385,531	2,440,904
Prepaid expenses	1,644	1,265
Other receivables	500	3,992,562
Total Current Assets	11,433,800	11,636,056
Property, plant and equipment, net of accumulated depreciation of $2,637,629 and $2,112,093, respectively	7,928,050	5,750,876

Other Assets
Land use rights, net of accumulated amortization of $881,720 and $473,151, respectively	19,390,976	17,981,834
Intangible assets, net of accumulated amortization of $1,601,418 and $1,054,531, respectively	9,714,809	316,300
Total Assets	$48,467,635	$35,685,066
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$306,025	$311,417
Note payable	916,696	885,115
Taxes payable	1,551,198	789,141
Other payable	-	5,042
Total Current Liabilities	2,773,919	1,990,715

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Designated as Series A convertible Preferred Stock (50,000 shares issued and outstanding at December 31, 2010 and 2009, respectively)	51,500	135,500
Warrants	469,705	4,922,860
Total	521,205	5,058,360
Total Liabilities	3,295,124	7,049,075
Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding:
50,000 and 50,000 shares, respectively	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 22,255,527 and 20,024,024 shares, at December 31, 2010 and 2009, respectively	22,256	20,024
Additional paid-in capital	14,259,777	11,003,276
Retained earnings
Appropriated	5,253,700	3,881,804
Unappropriated	21,322,790	10,903,711
Accumulated other comprehensive income (Foreign currency translation adjustments)	4,313,988	2,827,176
Total stockholders' equity	45,172,511	28,635,991
Total Liabilities and Stockholders' Equity	$48,467,635	$35,685,066

The accompanying notes are an integral part of these consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2010 and 2009

	2010	2009
Net Sales	$36,029,550	$26,537,356
Cost of Sales	(22,475,015)	(16,016,434)
Gross Profit	13,554,535	10,520,922

Operating Expenses
Selling expenses	117,615	249,083
(Reduction) in provision for reserve for allowances, returns and doubtful accounts	(29,708)	26,897
Research and development	141,830	-
General and administrative expenses	1,394,632	464,697
Depreciation	77,097	77,323
Amortization of land use rights	38,459	38,165
Amortization of intangible assets	498,034	137,227
Total operating expenses	2,237,959	993,392
Income from Operations	11,316,576	9,527,530
Other Income (Expense)
Interest income	687	69
Imputed interest expense	(53,630)	(53,219)
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	3,586,155	(7,926,182)
Net (loss) gain on disposal of property and equipment	(1,666)	495,348
Total Other Income (Expenses)	3,531,546	(7,483,984)
Income before Income Tax	14,848,122	2,043,546
Income tax expense	(3,057,147)	(1,563,421)
Net Income Attributable to Common Stockholders	$11,790,975	$480,125

Net Income Per Common Share
Basic	$0.56	$0.03
Diluted	$0.56	$0.02

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	20,987,497	18,304,775
Diluted	21,188,102	19,469,714

Comprehensive Income:
Net income	$11,790,975	$480,125
Foreign currency translation adjustment	1,486,812	(220,696)
Comprehensive Income	$13,277,787	$259,429

The accompanying notes are an integral part of these consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

	Preferred Stock $0.001 par value		Common Stock $0.001 par					Accumulated
				value	Additional	Unappropriat ed	Appropriated	other
					paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2008	1,150,000	$1,150	17,885,625	$17,886	$7,819,865	$11,604,285	$2,682,345	$3,047,872	$25,173,403
January 1, 2009 cumulative effect of Change in accounting principle: Reclassification of Series A Preferred Stock and A, B, C, and D Warrants from stockholder's equity to liabilities, including revaluation at fair value of $18,760	(1,150,000)	(1,150)			(688,850)	18,760			(671,240)
Balance at January 1, 2009 after cumulative effect adjustment	-	-	17,885,625	17,886	7,131,015	11,623,045	2,682,345	3,047,872	24,502,163
Conversion of Series A preferred stock	-	-	1,100,000	1,100	1,948,067	-	-	-	1,949,167
Cashless exercise of A warrants	-	-	598,006	598	1,290,630	-	-	-	1,291,228
Cash exercise of A warrants	-	-	333,334	333	548,334	-	-	-	548,667
Exercise of stock option	-	-	107,059	107	32,011	-	-	-	32,118
Imputed interest on note payable	-	-	-	-	53,219	-	-	-	53,219
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,199,459)	1,199,459	-	-
Net income for the year ended December 31, 2009	-	-	-	-	-	480,125	-	-	480,125
Currency translation adjustment	-	-	-	-	-	-	-	(220,696)	(220,696)
Balance at December 31, 2009	-	-	20,024,024	20,024	11,003,276	10,903,711	3,881,804	2,827,176	28,635,991
Stock issued in connection with
investment agreement (Note 15)	-	-	1,000,000	1,000	784,678	-	-	-	785,678
Cost incurred relating to stock issued in connection with investment agreement (Note15)	-	-	-	-	(42,000)	-	-	-	(42,000)
Stock issued for financing cost	-	-	15,000	15	13,035	-	-	-	13,050
Cashless exercise of stock options	-	-	238,503	239	(239)	-	-	-	-
Stock issued for consulting services	-	-	103,000	103	231,997	-	-	-	232,100
Exercise of B warrants	-	-	750,000	750	1,700,250	-	-	-	1,701,000
Exercise of $1.00 stock options	-	-	125,000	125	124,875	-	-	-	125,000
Stock option expense	-	-	-	-	390,275	-	-	-	390,275
Imputed interest on note payable	-	-	-	-	53,630	-	-	-	53,630
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,371,896)	1,371,896	-	-
Net income for the years ended
December 31, 2010	-	-	-	-	-	11,790,975	-	-	11,790,975
Currency translation adjustment	-	-	-	-	-	-	-	1,486,812	1,486,812
Balance at December 31, 2010	-	$-	22,255,527	$22,256	$14,259,777	$21,322,790	$5,253,700	$4,313,988	$45,172,511

The accompanying notes are an integral part of these consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net income	$11,790,975	$480,125
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(3,586,155)	7,926,182
Issuance of shares in consideration for various services	245,150	-
Issuance of options in consideration for legal services	390,275	-
Cashless exercise of stock options charged to operations	-	32,118
Imputed interest	53,630	53,219
Provision for (reduction in) allowances, returns and doubtful accounts	(29,708)	26,897
Net loss (gain) on disposal of property, plant and equipment	-	(495,348)
Depreciation - cost of sales	396,028	392,999
Depreciation - operating expenses	77,097	77,322
Amortization of land use rights -cost of sales	343,456	146,200
Amortization of land use rights- operating expenses	38,459	38,165
Amortization of intangible assets	498,034	137,227
Loss on disposal of property and equipment	1,665	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,130,263)	1,532,934
Decrease in inventories	1,055,373	935,731
Increase in prepaid expenses	(379)	(260)
Decrease (increase) in other receivables	3,747,926	(3,747,926)
Decrease in accounts payable and accrued liabilities	(5,392)	(4,222)
Increase in taxes payable	762,057	218,286
Net cash provided by operating activities	10,648,228	7,749,649
Cash Flows from Investing Activities
Purchase of intangible assets	(9,898,000)	-
Purchase of land use rights	(1,159,237)	(9,710,926)
Purchase of property, plant and equipment	(2,462,438)	-
Net proceeds from disposals of property, plant and equipment	-	495,348
Collection from (advance to) related party	244,136	(244,636)
Net cash (used for) investing activities	(13,275,539)	(9,460,214)
Cash Flows from Financing Activities
Proceeds from related party	-	5,042
Proceeds from investor	785,678	-
Cost in connection with investment	(42,000)	-
Repayment to related party	(5,042)	-
Cash exercise of options	125,000	250,000
Exercise of B warrants	750,000	-
Net cash provided by financing activities	1,613,636	255,042
Effect of exchange rate changes on cash and cash equivalents	725,642	(25,306)
Decrease in cash and cash equivalents	(288,033)	(1,480,829)
Cash and cash equivalents, beginning of period	2,918,068	4,398,897
Cash and cash equivalents, end of period	$2,630,035	$2,918,068

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,367,469	$1,419,189

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

The trademarks expire in September 2014. The Company expects that it will renew these trademarks in March 2014 (PRC trademark law requires renewal of trademarks a half year earlier before the expiration date). Accordingly, these trademarks will have another 10 year period of validity and will expire in March of 2024.

Commencing January 1, 2011, the buildings will be depreciated on a straight line basis over their 40 years estimated useful life, the plant equipment and machinery will be depreciated on a straight line basis over their 12 years estimated useful life, the land use rights will be amortized on a straight line basis over the 50 years term of the rights and the trademarks will be amortized on a straight line basis over their 10 years expected useful lives.

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