Form 10-Q
period 2011-03-31
China Kangtai Cactus Bio-tech, Inc.
filed 2011-05-16
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 16, 2011 the issuer had outstanding 22,355,527 shares of common stock, $0.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

Quarterly Period Ended March 31, 2011

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,638,373	$2,630,035
Accounts receivable, net of reserve for allowances, returns, and doubtful accounts of $1,014,849 and $1,004,027, respectively	8,723,769	7,416,090
Inventories	1,611,764	1,385,531
Prepaid expenses	59,927	1,644
Other receivables	-	500
Total Current Assets	13,033,833	11,433,800

Property, plant and equipment, net of accumulated depreciation of $2,836,093 and $2,637,629, respectively	7,812,567	7,928,050

Other Assets
Land use rights, net of accumulated amortization of $994,696 and $881,720, respectively	19,437,218	19,390,976
Intangible assets, net of accumulated amortization of $1,905,970 and $1,601,418, respectively	9,499,131	9,714,809

Total Assets	$49,782,749	$48,467,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$262,362	$306,025
Note payable	923,896	916,696
Taxes payable	1,000,895	1,551,198
Other payable - related party	36,150	-
Total Current Liabilities	2,223,303	2,773,919

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Designated as Series A convertible Preferred Stock (0 and 50,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	-	51,500
Warrants	99,780	469,705
Total	99,780	521,205

Total Liabilities	2,323,083	3,295,124

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding: 0 and 50,000 shares, respectively (included in liabilities)	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 22,305,527 and 22,255,527 shares at March 31, 2011 and December 31, 2010, respectively	22,306	22,256
Additional paid-in capital	14,319,521	14,259,777
Retained earnings
Appropriated	5,491,483	5,253,700
Unappropriated	22,950,229	21,322,790
Accumulated other comprehensive income (Foreign currency translation adjustments)	4,676,127	4,313,988
Total stockholders' equity	47,459,666	45,172,511
Total Liabilities and Stockholders' Equity	$49,782,749	$48,467,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Net Sales	$6,662,522	$5,519,034
Cost of Sales	(4,149,967)	(4,039,862)
Gross Profit	2,512,555	1,479,172
Operating Expenses
Selling expenses	30,298	24,611
Provision (reduction) for allowances, returns and doubtful accounts	2,922	(31,146)
General and administrative expenses	118,644	242,202
Depreciation	21,400	19,033
Amortization of land use rights	17,218	9,534
Amortization of intangible assets	290,618	34,281
Total operating expenses	481,100	298,515
Income from Operations	2,031,455	1,180,657

Other Income (Expense)
Interest income	543	147
Imputed interest expense	(13,794)	(13,295)
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	375,425	1,515,915
Total Other Income	362,174	1,502,767
Income before Income Tax	2,393,629	2,683,424
Income tax expense	(528,407)	(330,786)
Net Income Attributable to Common Stockholders	$1,865,222	$2,352,638

Net Income Per Common Share
Basic	$0.08	$0.12
Diluted	$0.08	$0.11

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	22,292,749	20,326,260
Diluted	22,305,527	21,699,317

Comprehensive Income:
Net income	$1,865,222	$2,352,638
Foreign currency translation adjustment	362,139	74,039
Comprehensive Income	$2,227,361	$2,426,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2011 (Unaudited) and the Years Ended December 31, 2010

						Accumulated
	Common Stock $0.001 par value		Additional	Unappropriated	Appropriated	other
			paid-in	retained	retained	comprehensive
	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2009	20,024,024	$20,024	$11,003,276	$10,903,711	$3,881,804	$2,827,176	$28,635,991
Stock issued in connection with investment agreement (Note 13)	1,000,000	1,000	784,678	-	-	-	785,678
Cost incurred relating to stock issued in connection with investment agreement (Note13)	-	-	(42,000)	-	-	-	(42,000)
Stock issued for financing cost	15,000	15	13,035	-	-	-	13,050
Cashless exercise of stock options	238,503	239	(239)	-	-	-	-
Stock issued for consulting services	103,000	103	231,997	-	-	-	232,100
Exercise of B warrants	750,000	750	1,700,250	-	-	-	1,701,000
Exercise of $1.00 stock options	125,000	125	124,875	-	-	-	125,000
Stock option expense	-	-	390,275	-	-	-	390,275
Imputed interest on note payable	-	-	53,630	-	-	-	53,630
Transfer to statutory and staff welfare reserves	-	-	-	(1,371,896)	1,371,896	-	-
Net income for the years ended December 31, 2010	-	-	-	11,790,975	-	-	11,790,975
Currency translation adjustment	-	-	-	-	-	1,486,812	1,486,812
Balance at December 31, 2010	22,255,527	22,256	14,259,777	21,322,790	5,253,700	4,313,988	45,172,511
Conversion of Series A Preferred Stock to common stock	50,000	50	45,950	-	-	-	46,000
Imputed interest on note payable	-	-	13,794	-	-	-	13,794
Transfer to statutory and staff welfare reserves	-	-	-	(237,783)	237,783	-	-
Net income for the three months ended March 31, 2011	-	-	-	1,865,222	-	-	1,865,222
Currency translation adjustment	-	-	-	-	-	362,139	362,139
Balance at March 31, 2011 (Unaudited)	22,305,527	$22,306	$14,319,521	$22,950,229	$5,491,483	$4,676,127	$47,459,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash Flows from Operating Activities
Net income	$1,865,222	$2,352,638
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Income) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(375,425)	(1,515,915)
Issuance of shares in consideration for various services	-	92,800
Imputed interest	13,794	13,295
Provision for (reduction in) allowances, returns and doubtful accounts	2,922	(31,146)
Depreciation - cost of sales	155,522	98,176
Depreciation - operating expenses	21,400	19,033
Amortization of land use rights -cost of sales	88,340	85,143
Amortization of land use rights- operating expenses	17,218	9,534
Amortization of intangible assets	290,618	34,281
Collections of other receivables	-	3,747,926
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,318,501)	(1,422,502)
(Increase) decrease in inventories	(226,233)	1,388,201
Increase in prepaid expenses	(58,283)	(74,057)
(Increase) in other receivables	-	(10,569)
Decrease in accounts payable and accrued liabilities	(43,663)	(31,914)
Decrease in taxes payable	(550,303)	(225,583)
Net cash (used in) provided by operating activities	(117,372)	4,529,341
Cash Flows from Investing Activities
Purchase of intangible assets	-	(6,299,500)
Purchase of property, plant and equipment	-	(1,318)
Collection of other receivables from related party	500	244,636
Net cash provided by (used in) investing activities	500	(6,056,182)
Cash Flows from Financing Activities
Proceeds from related party	36,150	-
Repayment to related party	-	(5,042)
Cash exercise of options	-	125,000
Exercise of B warrants	-	475,000
Net cash provided by financing activities	36,150	594,958
Effect of exchange rate changes on cash and cash equivalents	89,060	43,017
Increase (decrease) in cash and cash equivalents	8,338	(888,866)
Cash and cash equivalents, beginning of period	2,630,035	2,918,068
Cash and cash equivalents, end of period	$2,638,373	$2,029,202

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,214,474	$535,681

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cost of patent acquired	$-	$7,927,511
Less, purchase price paid in cash	-	6,299,500
Obligation payable to seller of patent	$-	$1,628,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

US China Kangtai and BVI China Kangtai are investment holding companies and Harbin Hainan Kangda’s principal activities are planting and developing new types of cactus, producing and trading in cactus health foods and other cactus related products in the PRC.

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
MARCH 31, 2011

Foreign Currency Translation

The functional currency of US China Kangtai and BVI China Kangtai is the United States dollar. The functional currency of Harbin Hainan Kangda and Taishan Kangda is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Harbin Hainan Kangda and Taishan Kangda assets and liabilities were translated into United States dollars at period-end exchange rates, $0.15271 and $0.15152 at March 31, 2011 and December 31, 2010, respectively. Harbin Hainan Kangda and Taishan Kangda revenues and expenses were translated into United States dollars at weighted average exchange rates, $0.15200 and $0.14650, for the three months ended March 31, 2011 and 2010, respectively. Resulting translation adjustments were recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There were no material foreign currency transaction gains or losses for the three months ended March 31, 2011 and 2010.

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

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments. Land use rights are being amortized on a straight-line basis over the remaining term of the related agreements, which range from 30 to 50 years. Other intangible assets consist of patents, licenses and trademarks. Patents, licenses and trademarks are amortized over their expected useful economic lives, which range from 4 to 15 years.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Advertising Costs

Advertising costs are expensed as incurred. There were no significant advertising expenses for the three months ended March 31, 2011 and 2010.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. There were no significant research and development expenses for the three months ended March 31, 2011 and 2010.

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
MARCH 31, 2011

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

The following table provides a reconciliation of common shares used in the basic net income per common share and diluted net income per common share computations for the three months ended March 31, 2011 and 2010.

	2011	2010
	(Unaudited)	(Unaudited)
Weighted average shares outstanding - basic	22,292,749	20,326,260
Series A convertible preferred stock	12,778	50,000
Incremental common shares from stock options and warrants	-	1,323,057
Weighted average shares outstanding - diluted	22,305,527	21,699,317

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in diluted net income per common share. Anti-dilutive common shares related to stock options and warrants excluded from the computation of diluted net income per common share were 1,100,000 and 0, respectively, for the three months ended March 31, 2011 and 2010.

Segment Information

The Company operates in one segment, the sale of products made from cactus plants. The Company sells its products through approximately 16 PRC distributors.

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

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed financial statements were prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the periods ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010 as included in our report on Form 10-K/A, as filed with the SEC on April 15, 2011.

NOTE 4 – SIGNIFICANT ACQUISITIONS OF PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS

In December 2009, Harbin Hainan Kangda completed the acquisition of land use rights for 50 years to property located in Langbei Village Baisha Town, Guangdong Province, PRC, covering an area of 181,854 square meters pursuant to an Asset Purchase Agreement dated August 25, 2009 with the local government. The purchase price for the land use rights was 66,376,800 RMB ($10,136,401 translated at the March 31, 2011 exchange rate), which commencing January 1, 2010 is being amortized on a straight line basis over the 50 years term of the rights. See Note 7.

In May 2010, Harbin Hainan Kangda completed the acquisition of various patents relating to cactus use in manufacturing cattle, hog and fish feed pursuant to a Patent Transfer Agreement dated January 20, 2010 with Heilongjiang Institute of Biological Development. The purchase price for the patents was 54,112,700 RMB ($8,263,550 translated at the March 31, 2011 exchange rate), which commencing April 10, 2010 is being amortized on a straight line basis over the 15 year term of the patents. See Note 8.

In December 2010, Harbin Hainan Kangda completed the acquisition of certain assets (consisting of land use rights for 50 years to property located in Raoping County, Guangdong Province, PRC covering an area of 12,144 square meters, three buildings, machinery and equipment used in the manufacture of cigarettes, and eight trademarks relating to cigarettes) pursuant to an Asset Purchase Agreement dated June 28, 2010 with Dadi Tobacco Trade Center. The total purchase price was 35,000,000 RMB ($5,344,850 translated at the March 31, 2011 exchange rate), which the Company allocated to the assets based on appraisals as follows:

	In RMB	In USD
Buildings	¥3,643,480	$556,396
Plant equipment and machinery	12,493,800	1,907,928
Total property,plant and equipment	16,137,280	2,464,324
Land use rights	7,650,720	1,168,341
Trademarks	11,212,000	1,712,185
Total	¥35,000,000	$5,344,850

The trademarks expire in September 2014. The Company expects that it will renew these trademarks in March 2014 (PRC trademark law requires renewal of trademarks a half year earlier before the expiration date).

Commencing January 1, 2011, the buildings are being depreciated on a straight line basis over their 40 years estimated useful life, the plant equipment and machinery are being depreciated on a straight line basis over their 12 years estimated useful life, the land use rights are being amortized on a straight line basis over the 50 years term of the rights and the trademarks are being amortized on a straight line basis over their 46 months remaining registered lives.

NOTE 5 - INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consisted of:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

	2011	2010
	(Unaudited)
Cactus stock	$1,193,959	$936,517
Other raw materials and work-in-process	16,709	38,520
Finished goods	451,124	451,307
Total	1,661,792	1,426,344
Less: allowance for market adjustments to inventories	(50,028)	(40,813)
Net	$1,611,764	$1,385,531

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property, plant and equipment, net consisted of:

	2011	2010
	(Unaudited)
Buildings	$3,609,321	$3,577,039
Plant equipment and machinery	6,749,385	6,700,946
Motor vehicles	279,564	277,385
Furniture and office equipment	10,390	10,309
Total	10,648,660	10,565,679
Less accumulated depreciation	(2,836,093)	(2,637,629)
Net	$7,812,567	$7,928,050

Depreciation expense was $176,922 and $117,209 for the three months ended March 31, 2011 and 2010, respectively, of which $155,522 and $98,176 were included in cost of sales, respectively.

NOTE 7 - LAND USE RIGHTS

At March 31, 2011 and December 31, 2010, land use rights, net consisted of:

	2011	2010
	(Unaudited)
Harbin Hainan Kangda	$19,523,022	$19,370,887
Taishan Kangda	908,892	901,809
Total	20,431,914	20,272,696
Less accumulated amortization	(994,696)	(881,720)
Net	$19,437,218	$19,390,976

Amortization of land use rights was $105,558 and $94,677 for the three months ended March 31, 2011 and 2010, respectively, of which $88,340 and $85,143, respectively, were included in cost of goods sold.

The expected amortization of the above land use rights for each of the five succeeding years ending March 31, and in the aggregate, are as follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Year Ending	Amortization
March 31,	Amount
(Unaudited)
2012	$422,232
2013	422,232
2014	422,232
2015	422,232
2016	422,232
Thereafter	17,326,058
Total	$19,437,218

NOTE 8 - INTANGIBLE ASSETS

At March 31, 2011 and December 31, 2010, intangible assets, net consisted of:

	2011	2010
	(Unaudited)
Patents and licenses	$9,692,916	$9,617,385
Trademarks	1,712,185	1,698,842
Total	11,405,101	11,316,227
Less accumulated amortization	(1,905,970)	(1,601,418)
Net	$9,499,131	$9,714,809

In January 2010, the Company purchased a group of cactus patents for cattle, hog and fish feed for 54,112,700 RMB ($8,263,550 translated at the March 31, 2011 exchange rate) under a “Patent Transfer Agreement” which provided for the Company to make 4 installment payments to the transferor of the patent, as follows: 25% at the end of January 2010; 25% at the end of March 2010; 20% at the end of June 2010; and 30% at the end of August 2010.

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

The Company paid 43,000,000 RMB ($6,566,530 translated at the March 31, 2011 exchange rate) in cash, which amount exceeded payments required by the agreement, through March 31, 2010. The additional payments were the result of an informal agreement between the Transferor and the Company based upon a timely delivery of materials by the Transferor to facilitate the transfer of title to the Company, which occurred on April 21, 2010. The patent period granted by the PRC governmental authority commenced on April 10, 2010 and expires on April 10, 2025. The Company paid the remaining 11,112,700 RMB ($1,697,020 translated at the March 31, 2011 exchange rate) to the Transferor in May 2010. Prior to the Patent Transfer Agreement, the Company had been using the patents on an experimental basis since 2008.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Intangible assets amortization expense was $290,618 and $34,281 for the three months ended March 31, 2011 and 2010, respectively.

The expected amortization of the above intangible assets for each of the five succeeding years ending March 31, and in the aggregate, is as follows:

Years Ending	Amortization
March 31,	Amount
(Unaudited)
2012	$1,157,714
2013	1,043,702
2014	1,024,964
2015	722,398
2016	550,905
Thereafter	4,999,448
Total	$9,499,131

NOTE 9 - NOTE PAYABLE

Note payable at March 31, 2011 and December 31, 2010 consisted of:

	2011	2010

Note payable to a financial institution, interest free, unsecured and due on demand	$923,896	$916,696

The note payable of $923,896 (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $13,794 and $13,295 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 10 – TAXES PAYABLE

Taxes payable at March 31, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
PRC corporation income tax	$530,875	$1,216,942
Value added tax payable	121,440	118,276
Consumption tax	345,312	213,856
Other taxes	3,268	2,124
Total	$1,000,895	$1,551,198

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

At March 31, 2011 and December 31, 2010, the fair values of the financial instruments consisted of:

	2011		2010
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value
	(Unaudited)
Series A Convertible Preferred Stock	-	$-	50,000	$51,500
B warrants	-	-	750,000	153,975
C warrants	500,000	61,800	500,000	171,550
D warrants	600,000	37,980	600,000	144,180
Total warrants	1,100,000	99,780	1,850,000	469,705
Total Financial Instruments	1,100,000	$99,780	1,900,000	$521,205

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2011.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

	Shares / Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	521,205
Expiration of B warrants	(750,000)	-
Conversion of Series A Preferred Stock to Common Stock	(50,000)	(46,000)
Revaluation credited to operations	-	(375,425)
Balance, March 31, 2011 - (Unaudited)	1,100,000	$99,780

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
MARCH 31, 2011

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

On October 27, 2008, the Company issued 100,000 shares of common stock to the Investor for the conversion of 100,000 shares of Series A Preferred Stock. On September 10, 2009, the Company issued 416,667 shares of common stock to the Investor for the conversion of 416,667 shares of Series A Preferred Stock. On October 22, 2009, the Company issued 433,333 shares of common stock to the Investor for the conversion of 433,333 shares of Series A Preferred Stock. On November 23, 2009, the Company issued 250,000 shares of common stock to the Investor for the conversion of 250,000 shares of Series A Preferred Stock. On January 24, 2011, the Company issued 50,000 shares of common stock to the Investor for the conversion of the remaining 50,000 shares of Series A Preferred Stock then outstanding.

In November and December 2009, the Investor exercised 916,666 A warrants in a cashless exercise and received 598,006 shares of common stock.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

NOTE 13 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK; AND OTHER COMMON STOCK ISSUANCES

Options and Warrants

A summary of stock option and warrant activity for the three months ended March 31, 2011 and the years ended December 31, 2010, 2009 and 2008 follows:

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-
Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	400,000	3,850,000
Granted and issued	-	-
Exercised	(107,059)	(1,250,000)
Forfeited/expired/cancelled	(42,941)	-
Outstanding at December 31, 2009	250,000	2,600,000
Granted and issued	250,000	-
Exercised	(363,503)	(750,000)
Forfeited/expired/cancelled	(136,497)	-
Outstanding at December 31, 2010	-	1,850,000
Forfeited/expired/cancelled	-	(750,000)
Outstanding at March 31, 2011 - (Unaudited)	-	1,100,000

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
MARCH 31, 2011

On February 25, 2010, the Company issued 475,000 shares of its common stock to the Investor at a price of $1.00 per share pursuant to a cash exercise of B warrants.

On March 3, 2010, the Company issued 125,000 shares of its common stock to Crone pursuant to a cash exercise of 125,000 stock options at a price of $1.00 per share.

In April 2010, the Company granted 250,000 options to Crone, all exercisable at $0.60 per share to March 10, 2012, and expensed the $390,275 fair value of these options at April 1, 2010, which was included within General and administrative expenses during the three months ended June 30, 2010 (estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $2.10 per share, exercise price of $0.60 per share, term of 30 days, expected volatility of 100%, and risk-free interest rate of 2%).

On June 21, 2010, pursuant to a cashless exercise, 161,765 options exercisable at $0.60 per share were converted by Crone into 161,765 shares of common stock and the remaining 88,235 options were cancelled.

On April 20, 2010 and May 25, 2010, the Company issued a total of 275,000 shares of its common stock to the Investor pursuant to cash exercises of B warrants at a price of $1.00 per share.

There are no stock options outstanding as of March 31, 2011.

Warrants outstanding at March 31, 2011 consisted of:

Date	Number	Number	Exercise	Expiration
Granted	Outstanding	Exercisable	Price	Date

July 16, 2008	500,000	500,000	$0.9375	July 16, 2011
July 16, 2008	600,000	600,000	$1.2500	July 16, 2011
Total - (Unaudited)	1,100,000	1,100,000

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
MARCH 31, 2011

On January 24, 2011, the Company issued 50,000 shares of common stock to the Investor in exchange for the conversion of the remaining 50,000 shares of Series A Preferred Stock outstanding.

NOTE 14 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion, amounted to $11,987,647 and $11,736,178 at March 31, 2011 and December 31, 2010, respectively.

NOTE 15 - INCOME TAXES

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in the three months ended March 31, 2011 and 2010 since US China Kangtai had taxable losses in those periods.

At March 31, 2011, US China Kangtai had an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on managements’ present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $361,000 ($350,000 at December 31, 2010) attributable to the future utilization of the approximately $1,031,000 net operating loss carry forward of US China Kangtai as of March 31, 2011 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forward expires in varying amounts from year 2020 to year 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

BVI China Kangtai was incorporated in the BVI and is not subject to tax on income or on capital gains.

Harbin Hainan Kangda and Taishan Kangda were incorporated in the PRC and are subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Harbin Hainan Kangda located its factories in a special economic region in Harbin, the PRC. This economic region allowed foreign owned enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2005 and 2006, and a 50% income tax reduction for the following three years, being 2007 to 2009. Harbin Hainan Kangda was approved as a wholly owned foreign enterprise in March 2005. The effective income tax rate was 15% for the years ended December 31, 2009 and 2008. The income tax rate was increased to 25% beginning from January 1, 2010.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Expected tax at 35%	$843,370	$939,198
Non-taxable income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value	(136,999)	(530,570)
Tax effect of unutilized losses of US China Kangtai and BVI China Kangtai	11,107	53,484
Tax effect of PRC income taxed at lower rate	(189,071)	(131,326)
Actual provision for income taxes	$528,407	$330,786

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leased 10 farm sheds on April 10, 2008. The lease payment is RMB 28,000 (approximately $4,276) per annum. The lease is to expire on April 10, 2013.

The Company leased 1,487 mu (approximately 245 acres) land for growing cactus from third parties under operating leases on April 1, 2008. The lease payment is RMB 14,871 (approximately $2,271) per annum from April 1, 2008 to March 31, 2018 and RMB 23,794 (approximately $3,634) from April 1, 2018 to March 31, 2038.

Rental expenses for all operating leases for the three months ended March 31, 2011 and 2010 were approximately $1,629 and $1,568, respectively.

At March 31, 2011, future minimum rental commitments under all non-cancellable operating leases are due as follows:

For the Years Ending
March 31,
2012	$6,547
2013	6,547
2014	2,271
2015	2,271
2016	2,271
Thereafter	77,222
Total	$97,129

Consulting Agreements

The Company entered into a six months investor relations consulting contract on July 1, 2009 (which was terminated by the Company in September 2010). Under the contract, the Company was obligated to pay the consultant a fee of $5,000 per month, consisting of $2,500 in cash and $2,500 in Company restricted common stock. The contract was to be automatically renewed for six months unless either of the two parties gave 30 days written notice of termination. On October 1, 2010, the Company issued 13,000 shares of Company restricted common stock to this investor relations consulting firm. The stock was valued at $1.10 per share based on the closing price on October 1, 2010. The Company is still using this consulting firm currently.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The Company entered into a one year consulting agreement with a consulting firm on September 1, 2009 (which expired September 30, 2010). Under the agreement, the Company was obligated to pay the consultant a monthly cash retainer of $2,000 paid quarterly, of which the first 3 months was due upon signing of the contract. In addition, the Company was obligated to issue a total of 80,000 shares of its common stock to the consultant semi-annually; the first 40,000 shares were issued February 9, 2010. As a result of the Company’s dissatisfaction with the services of the consulting firm, the Company has advised the consulting firm that it does not expect to issue the remaining 40,000 shares.

Effective September 16, 2010, the Company entered into a consulting agreement with another consulting firm. The agreement provided for monthly compensation to the consultant of $5,000. The term of the agreement was 5 months, but either party was able to terminate the agreement on 30 days written notice to the other party. The service contract was terminated.

In April 2010, the Company retained an unrelated individual as a long-term financial advisor of the Company. As compensation for the financial advisory service, the Company agrees to issue 50,000 shares of its common stocks to the financial advisor each year in April until the service agreement has been mutually terminated. On April 20, 2010, the Company issued 50,000 shares of its common stock to this individual for consulting services to be rendered in 2010. The Company recorded the $125,000 estimated fair value of the shares (based on the market closing price of $2.50 on April 20, 2010) as a general and administrative expense in the three months ended June 30, 2010. On May 6, 2011, the Company issued 50,000 shares of its common stock to this individual for consulting services to be rendered in 2011.

Consulting fees totaling $15,000 and $92,800, respectively, were included in general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively.

Investment agreement

On July 9, 2010, the Company entered into an Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak”) pursuant to which the Company has agreed to issue and sell to the Investor, and Kodiak has agreed to purchase from the Company, up to that number of the Company’s common stock having an aggregate purchase price of $1,000,000 (the “Financing”) Pursuant to the Investment Agreement, the price per share will be determined once the Company submits a written notice (the “Put Notice”) to Kodiak stating the dollar amount in U.S. dollars the Company intends to sell to Kodiak and will be at a price equal to 83% of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered with the Securities and Exchange Commission. Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a three (3) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it may deliver the Put Notice to the Investor (the “Open Period”).

As part of the consideration for the Financing, the Company agreed to pay Kodiak a document preparation fee of $15,000 and to issue Kodiak an additional 15,000 shares of newly-issued Company common stock at the closing of the Financing.

Under the Investment Agreement, Kodiak will only purchase shares when the Company meets the following conditions:

-	a registration statement has been declared effective and remains effective for the resale of the Shares until the closing of the Financing;
-

at all times during the period beginning on the date of the Put Notice and ending on the date of the closing of the Financing, the Company’s common stock has been listed on the OTC Bulletin Board and has not been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period;

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

-	the Company has not been notified of any pending or threatened proceeding or other action to delist or suspend the Company’s common stock;
-

the Company has complied with its obligations and is otherwise not in breach of or in default under the Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith;

-

no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Shares; and

-	the issuance of the Shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

The Investment Agreement will terminate when any of the following events occur:

-	Kodiak has purchased an aggregate of $1 million of the Company’s common stock;
-	upon written notice from the Company to Kodiak.

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

On December 17, 2010, the Company issued 1,000,000 shares of its common stock to Kodiak pursuant to the Investment Agreement (see Note 13). The Company received net proceeds from Kodiak of $743,678 ($785,678 gross based on a price of $0.785678 per share, less $42,000 fees and costs charged by Kodiak.

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

The Company maintains cash balances that are held in two banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of March 31, 2011 and December 31, 2010, the Company’s uninsured cash balances were approximately $2,508,279 and $2,366,954, respectively.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 17 - SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products. Substantially all of the Company’s identifiable assets at March 31, 2011 and December 31, 2010 were located in the PRC. Net sales for the periods presented were all derived from PRC customers. During the three months ended March 31, 2011, two customers accounted for 21% and 12%, respectively, of net sales. During the comparable period of 2010, two customers accounted for 15% and 10%, respectively, of net sales.

Net sales consisted of:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Finished goods	$6,500,262	$3,909,263
Cactus stock	162,260	1,609,771
Total	$6,662,522	$5,519,034

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

NOTE 19 - SUBSEQUENT EVENTS

On April 18, 2011, the Company entered into another Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (the “Investor”) pursuant to which the Company has agreed to issue and sell to the Investor, and the Investor has agreed to purchase from the Company, up to that number of the Company's common stock, at $0.001 par value per share, having an aggregate purchase price of one million five hundred thousand dollars ($1,500,000) (the “Shares”) (the “Financing”). Pursuant to the Investment Agreement, the price per share will be determined once the Company submits a written notice (the “Put Notice”) to the Investor stating the dollar amount in U.S. dollars the Company intends to sell to the Investor and will be based on the following formula: eighty five percent (85%) of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered with the Securities and Exchange Commission. Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a six (6) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it may deliver the Put Notice to the Investor (the “Open Period”).

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Under the Investment Agreement the Investor will only purchase shares when the Company meets the following conditions: a registration statement has been declared effective and remains effective for the resale of the Shares until the closing of the Financing; at all times during the period beginning on the date of the Put Notice and ending on the date of the closing of the Financing, the Company’s common stock has been listed on the Over-the-Counter Bulletin Board and has not been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period; the Company has not been notified of any pending or threatened proceeding or other action to delist or suspend the Company’s common stock; the Company has complied with its obligations and is otherwise not in breach of or in default under the Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith; no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Shares; and the issuance of the Shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

The Investment Agreement will terminate when any of the following events occur: the Investor has purchased an aggregate of $1.5 million of the Company’s common stock; upon written notice from the Company to the Investor; and upon the expiration of the Open Period.

Similarly, this Investment Agreement, may, at the option of the non-breaching party, terminate if the Investor or the Company commits a material breach, or becomes insolvent or enters bankruptcy proceedings.

The Company also entered into a Registration Rights Agreement with the Investor on April 18, 2011. Pursuant to the Registration Rights Agreement, the Company is obligated to file a registration statement registering the resale of the Shares. On April 28, 2011, the Company filed a registration statement on Form S-1 with the SEC to register the resale of the shares.

On May 6, 2011, the Company issued 50,000 shares of its common stock to a financial advisor retained to provide long term consulting services in 2011.

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

Company Overview

The Company is principally engaged in the development, production, marketing and sales of products derived from Cactus plant and Cactus fruits. The Company’s product lines include cactus nutraceuticals, cactus nutritional food and drinks, cactus feed, and raw and intermediate materials.

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

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q filed with SEC.

Results of Operations

Comparison of Sales for the Three Months Ended March 31, 2011 and 2010

			% increase
	2011	2010	(decrease)
Sales by product categories:
Nutraceuticals	$2,520,727	$1,805,747	40%
Beverages	1,676,942	1,398,701	20%
Cactus feed	919,085	468,373	96%
Raw and intermediate materials	218,042	1,633,575	-87%
Cactus cigarettes	1,327,726	212,638	524%
Total Sales	$6,662,522	$5,519,034	21%

Sales for the three months ended March 31, 2011 totaled $6,662,522, an increase of $1,143,488, or 21% compared to the sales of $5,519,034 in 2010. The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers, such in the case with our nutraceuticals, beverages, cactus cigarettes and cactus feed products. The sale of nutraceuticals products was $2,520,727 in 2011, an increase of $714,980, or 40%, compared to $1,805,747 in 2010. The sale of beverages products was $1,676,942 in 2011, an increase of $278,241, or 20%, compared to $1,398,701 in 2010. The increase in sales also resulted from our new acquired patents and new products. The sale of our cactus feed products was $919,085 in 2011, an increase of $450,712, or 96%, compared to $468,373 in 2010. The sale of cactus cigarettes products was $1,327,726 in 2011, an increase of $1,115,088, or 524%, compared to $212,638 in 2010. The sales from our raw and intermediate materials products was $218,042 in 2011, a decrease of $1,415,533, or (87%), compared to $1,633,575 in 2010. The decrease in sales of raw and intermediate materials products resulted from the changes in our product mix.

Cost of Sales

Cost of sales totaled $4,149,967 in the three months ended March 31, 2011, an increase of $110,105, or 3%, compared to $4,039,862 in 2010. The increase in cost of sales resulted from the increase in sales. The gross profit rate was 38% for the three months ended March 31, 2011, an improvement of 11 percentage points as compared to 27% in the comparable period of 2010.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 totaled $481,100, an increase of $182,585, or 61%, compared to $298,515 in the comparable period of 2010. The increase in operating expenses was mainly due to an increase of $256,337 in amortization of intangible assets, which resulted from our acquisition of patents and trademarks in 2010.

Other Income and Expenses

Other income (net) for the three months ended March 31, 2011 totaled $362,174, compared to other income (net) of $1,502,767 in 2010. The decreased net other income mainly resulted from the reduction in income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Such income totaled $375,425 in 2011, compared to income of $1,515,915 from the revaluation in the comparable period of 2010.

Income from Operations

Income from operations totaled $2,031,455 in the three months ended March 31, 2011, an increase of $850,798, or 72%, compared to $1,180,657 in the comparable period of 2010. The increase in our income from operations resulted mainly from the increase in sales and improved gross profit rate.

Net Income

Net income totaled $1,865,222 for the three months ended March 31, 2011, a decrease of $487,416, or (21)%, compared to $2,352,638 in 2010. The decrease in net income was caused mainly by the reduced income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Absent the income of $375,425 in 2011, the Company would have had a net income of $1,489,797 and basic and diluted earnings per common share would have been $0.07 and $0.07 for the three months ended March 31, 2011. Absent the revaluation income of $1,515,915 in 2010, the Company would have had a net income of $836,723, and basic and diluted earnings per common share would have been $0.04 and $0.04 for the three months ended March 31, 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,638,373 and $2,630,035 as of March 31, 2011 and December 31, 2010, respectively. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Net cash used in operating activities was $117,372 in the three months ended March 31, 2011, compared to net cash provided by operating activities of $4,529,341 in the comparable period of 2010. The change in net cash provided by operating activities in 2011 was due to the $1,614,434 negative change in levels of inventories ($226,233 increase in 2011; $1,388,201 decrease in 2010). It was also attributable to the $324,720 negative change in taxes payable in 2011 due to payments of PRC corporation income taxes in excess of amounts currently provided for in each period’s operations in 2011 ($550,303 decrease in 2011; $225,583 decrease in 2010); and collection of other receivables of $3,747,926 in 2010, but none collected in 2011; offset by an increase in 2011 net income adjusted for noncash items over that for 2010 of $921,772.

Net cash used in investing activities was $500 and $6,056,182 for the three months ended March 31, 2011 and 2010, respectively. During 2010, the Company purchased a livestock feed patent in the amount of $8,199,598 (RMB 54,112,700), and paid $6,299,500 in cash in the three months ended March 31, 2010.

Net cash provided by financing activities was $36,150 in the three months ended March 31, 2011, which was an advance from a related party. Net cash provided by financing activities was $594,958 in the comparable period of 2010. The Company received net proceeds of $125,000 from cash exercise of stock options and net proceeds of $475,000 from exercise of B warrants and repaid $5,042 to a related party in the three months ended March 31, 2010.

Note Payable to a Financial Institution

The note payable of $923,896 (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $13,794 and $13,295 for the three months ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011 and December 31, 2010, the fair values of the financial instruments consisted of:

	2011		2010
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value
	(Unaudited)
Series A Convertible Preferred Stock	-	$-	50,000	$51,500
B warrants	-	-	750,000	153,975
C warrants	500,000	61,800	500,000	171,550
D warrants	600,000	37,980	600,000	144,180
Total warrants	1,100,000	99,780	1,850,000	469,705
Total Financial Instruments	1,100,000	$99,780	1,900,000	$521,205

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through March 31, 2011.

	Shares / Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	521,205
Expiration of B warrants	(750,000)	-
Conversion of Series A Preferred Stock to Common Stock	(50,000)	(46,000)
Revaluation credited to operations	-	(375,425)
Balance, March 31, 2011 - (Unaudited)	1,100,000	$99,780

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

As part of the consideration for the Financing, the Company agreed to pay Kodiak a document preparation fee of $15,000 and to issue Kodiak an additional 15,000 shares of Company common stock at the closing of the Financing.

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

On December 17, 2010, the Company issued 1,000,000 shares of its common stock to Kodiak pursuant to the Investment Agreement (see Note 13). The Company received net proceeds from Kodiak of $743,678 ($785,678 gross based on a price of $0.785678 per share, less $42,000 fees and costs charged by Kodiak.

On April 18, 2011, the Company entered into another Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (the “Investor”) pursuant to which the Company has agreed to issue and sell to the Investor, and the Investor has agreed to purchase from the Company, up to that number of the Company's common stock, at $0.001 par value per share, having an aggregate purchase price of one million five hundred thousand dollars ($1,500,000) (the “Shares”) (the “Financing”). Pursuant to the Investment Agreement, the price per share will be determined once the Company submits a written notice (the “Put Notice”) to the Investor stating the dollar amount in U.S. dollars the Company intends to sell to the Investor and will be based on the following formula: eighty five percent (85%) of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered with the Securities and Exchange Commission. Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a six (6) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it may deliver the Put Notice to the Investor (the “Open Period”).

Under the Investment Agreement the Investor will only purchase shares when the Company meets the following conditions: a registration statement has been declared effective and remains effective for the resale of the Shares until the closing of the Financing; at all times during the period beginning on the date of the Put Notice and ending on the date of the closing of the Financing, the Company’s common stock has been listed on the Over-the-Counter Bulletin Board and has not been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period; the Company has not been notified of any pending or threatened proceeding or other action to delist or suspend the Company’s common stock; the Company has complied with its obligations and is otherwise not in breach of or in default under the Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith; no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Shares; and the issuance of the Shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

The Investment Agreement will terminate when any of the following events occur: the Investor has purchased an aggregate of $1.5 million of the Company’s common stock; upon written notice from the Company to the Investor; and upon the expiration of the Open Period.

Similarly, this Investment Agreement, may, at the option of the non-breaching party, terminate if the Investor or the Company commits a material breach, or becomes insolvent or enters bankruptcy proceedings.

The Company also entered into a Registration Rights Agreement with the Investor on April 18, 2011. Pursuant to the Registration Rights Agreement, the Company is obligated to file a registration statement registering the resale of the Shares. On April 28, 2011, the Company filed a registration statement on Form S-1 with the SEC to register the resale of the shares, which becomes effective on May 9, 2011.

Critical Accounting Policies and Estimates

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2010 and 2009 included in our annual report filed with SEC, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The Company applies the following critical accounting policies in the preparation of its financial statements.

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

Fair Value of Financial Instruments

In connection with the determination of estimated liability for equity-based financial instruments with characteristics of liabilities, the Company used the Black-Scholes option pricing model and the following assumptions: expected volatility of 100%, and risk-free interest rate of 2%.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters.” The Company’s subsidiaries, Harbin Hainan Kangda and Guangdong Taishan Kangda, are located and operate in China. The Chinese Yuan is their functional currency. The financial statements of these subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities, and average exchange rates for revenues, costs and expenses. Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: May 16, 2011	By: /s/ Jinjiang Wang
Jinjiang Wang
President, Chief Executive Officer, Director and
Principal Executive Officer

Date: May 16, 2011	By: /s/ Hong Bu
Hong Bu
Chief Financial Officer, Director and
Principal Financial and Accounting Officer