Form 10-Q
period 2011-06-30
China Kangtai Cactus Bio-tech, Inc.
filed 2011-08-15
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________to ________________

Commission File No. 000-33097

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                 No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2011 the issuer had outstanding 22,355,527shares of common stock, $0.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

Quarterly Period Ended June 30, 2011

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,025,502	$2,630,035
Accounts receivable, net of reserve for allowances, returns, and doubtful accounts of $1,045,724 and $1,004,027, respectively	9,982,058	7,416,090
Inventories	2,917,194	1,385,531
Prepaid expenses	4,487	1,644
Other receivables	-	500
Total Current Assets	16,929,241	11,433,800

Property, plant and equipment, net of accumulated depreciation of $2,442,772 and $2,637,629, respectively	7,502,275	7,928,050

Other Assets
Land use rights, net of accumulated amortization of $1,115,236 and $881,720, respectively	19,595,002	19,390,976
Intangible assets, net of accumulated amortization of $2,236,269 and $1,601,418, respectively	9,318,948	9,714,809

Total Assets	$53,345,466	$48,467,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$229,594	$306,025
Note payable	936,056	916,696
Taxes payable	1,179,970	1,551,198
Other payable - related party	36,633	-
Total Current Liabilities	2,382,253	2,773,919

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Designated as Series A convertible Preferred Stock (0 and 50,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	-	51,500
Warrants	-	469,705
Total	-	521,205
Total Liabilities	2,382,253	3,295,124

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding: 0 and 50,000 shares, respectively (included in liabilities)	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 22,355,527 and 22,255,527 shares at June 30, 2011 and December 31, 2010, respectively	22,356	22,256
Additional paid-in capital	14,355,427	14,259,777
Retained earnings
Appropriated	5,862,602	5,253,700
Unappropriated	25,408,534	21,322,790
Accumulated other comprehensive income (Foreign currency translation adjustments)	5,314,294	4,313,988
Total stockholders' equity	50,963,213	45,172,511
Total Liabilities and Stockholders' Equity	$53,345,466	$48,467,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Sales	$9,506,484	$8,733,409	$15,956,836	$14,252,443
Cost of Sales	(6,257,536)	(5,424,835)	(10,310,318)	(9,464,697)
Gross Profit From Sales	3,248,948	3,308,574	5,646,518	4,787,746

Production Revenue from Shandong
Qingdao Processing Agreement, Net of Company raw material costs and processing fees incurred to Shandong Qingdao totaling $1,426,125 and $1,523,310 for the three and six months ended June 30, 2011, respectively	1,257,490	-	1,372,475	-

Total Gross Profit	4,506,438	3,308,574	7,018,993	4,787,746

Operating Expenses
Selling expenses	38,956	33,804	69,254	58,415
Provision for (reduction in) reserve for allowances, returns and doubtful accounts	17,411	-	20,333	(31,146)
Research and development	23,243	104,015	23,243	104,015
General and administrative expenses	239,333	745,188	357,978	987,390
Depreciation	23,938	19,074	45,338	38,107
Amortization of land use rights	17,419	9,534	34,636	19,068
Amortization of intangible assets	294,021	100,353	584,639	134,634
Total operating expenses	654,321	1,011,968	1,135,421	1,310,483
Income from Operations	3,852,117	2,296,606	5,883,572	3,477,263

Other Income (Expense)
Interest income	1,500	96	2,043	243
Imputed interest expense	(13,956)	(13,295)	(27,750)	(26,590)
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	99,780	1,435,280	475,205	2,951,195
Loss on disposal of property and equipment	(150,542)	(419)	(150,542)	(419)
Total Other Income (Expenses)	(63,218)	1,421,662	298,956	2,924,429
Income before Income Tax	3,788,899	3,718,268	6,182,528	6,401,692
Income tax expense	(959,475)	(716,923)	(1,487,882)	(1,047,709)
Net Income Attributable to Common
Stockholders	$2,829,424	$3,001,345	$4,694,646	$5,353,983

Net Income Per Common Share
Basic	$0.13	$0.14	$0.21	$0.26
Diluted	$0.13	$0.14	$0.21	$0.25

Weighted Average Number of Common Shares Used to Compute
Earnings per Common Share:
Basic	22,336,296	20,989,569	22,314,643	20,658,372
Diluted	22,336,296	22,094,538	22,320,997	21,706,021

Comprehensive Income:
Net income	$2,829,424	$3,001,345	$4,694,646	$5,353,983
Foreign currency translation
adjustment	638,167	255,261	1,000,306	329,300
Comprehensive Income	$3,467,591	$3,256,606	$5,694,952	$5,683,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2011 (Unaudited) and the Year Ended December 31, 2010

	Common Stock
	$0.001 par value		Additional	Unappropriated	Appropriated	Accumulated other
			paid-in	retained	retained	comprehensive
	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2009	20,024,024	$20,024	$11,003,276	$10,903,711	$3,881,804	$2,827,176	$28,635,991
Stock issued in connection with investment agreement (Note 13)	1,000,000	1,000	784,678	-	-	-	785,678
Cost incurred relating to stock issued in connection with investment agreement (Note13)	-	-	(42,000)	-	-	-	(42,000)
Stock issued for financing cost	15,000	15	13,035	-	-	-	13,050
Cashless exercise of stock options	238,503	239	(239)	-	-	-	-
Stock issued for consulting services	103,000	103	231,997	-	-	-	232,100
Exercise of B warrants	750,000	750	1,700,250	-	-	-	1,701,000
Exercise of $1.00 stock options	125,000	125	124,875	-	-	-	125,000
Stock option expense	-	-	390,275	-	-	-	390,275
Imputed interest on note payable	-	-	53,630	-	-	-	53,630
Transfer to statutory and staff welfare reserves	-	-	-	(1,371,896)	1,371,896	-	-
Net income for the years ended December 31, 2010	-	-	-	11,790,975	-	-	11,790,975
Currency translation adjustment	-	-	-	-	-	1,486,812	1,486,812
Balance at December 31, 2010	22,255,527	22,256	14,259,777	21,322,790	5,253,700	4,313,988	45,172,511
Conversion of Series A Preferred Stock to common stock	50,000	50	45,950	-	-	-	46,000
Stock issued for consulting services	50,000	50	21,950	-	-	-	22,000
Imputed interest on note payable	-	-	27,750	-	-	-	27,750
Transfer to statutory and staff welfare reserves	-	-	-	(608,902)	608,902	-	-
Net income for the three months ended June 30, 2011	-	-	-	4,694,646	-	-	4,694,646
Currency translation adjustment	-	-	-	-	-	1,000,306	1,000,306
Balance at June 30, 2011 (Unaudited)	22,355,527	$22,356	$14,355,427	$25,408,534	$5,862,602	$5,314,294	$50,963,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash Flows from Operating Activities
Net income	$4,694,646	$5,353,983
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Income) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(475,205)	(2,951,195)
Issuance of shares in consideration for various services	22,000	217,800
Issuance of options in consideration for legal services	-	390,275
Imputed interest	27,750	26,590
Provision for (reduction in) allowances, returns and doubtful accounts	20,333	(31,146)
Depreciation - cost of sales	286,112	196,352
Depreciation - operating expenses	45,338	38,107
Amortization of land use rights -cost of sales	178,952	170,287
Amortization of land use rights- operating expenses	34,636	19,068
Amortization of intangible assets	584,639	134,634
Loss on disposal of property and equipment	150,542	419
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,607,665)	(2,448,045)
(Increase) decrease in inventories	(1,531,663)	1,117,415
Increase in prepaid expenses	(2,843)	(9,823)
Increase in other receivables	-	(10,632)
Collection of other receivable	-	3,747,926
Decrease in accounts payable and accrued liabilities	(76,431)	(93,756)
(Decrease) increase in taxes payable	(371,228)	210,111
Net cash provided by operating activities	979,913	6,078,370
Cash Flows from Investing Activities
Purchase of intangible assets	-	(7,981,624)
Purchase of property, plant and equipment		(1,327)
Proceeds from sale of property and equipment	110,669
Collection of other receivables from related party	500	244,636
Net cash provided by (used in) investing activities	111,169	(7,738,315)
Cash Flows from Financing Activities
Proceeds from related party	36,633	-
Repayment to related party	-	(5,042)
Cash exercise of options	-	125,000
Exercise of B warrants	-	750,000
Net cash provided by financing activities	36,633	869,958

Effect of exchange rate changes on cash and cash equivalents	267,752	151,875
Increase in cash and cash equivalents	1,395,467	(638,112)
Cash and cash equivalents, beginning of period	2,630,035	2,918,068
Cash and cash equivalents, end of period	$4,025,502	$2,279,956
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,740,308	$861,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 14, 2011, Harbin Hainan Kangda entered into a Cooperation Procession Agreement with Shandong Qingdao Cigarette Factory (“Shandong Qingdao”). See Note 17.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The functional currency of US China Kangtai and BVI China Kangtai is the United States dollar. The functional currency of Harbin Hainan Kangda and Taishan Kangda is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Harbin Hainan Kangda and Taishan Kangda assets and liabilities were translated into United States dollars at period-end exchange rates, $0.15472 and $0.15152 at June 30, 2011 and December 31, 2010, respectively. Harbin Hainan Kangda and Taishan Kangda revenues and expenses were translated into United States dollars at weighted average exchange rates, $0.15378 and $0.14650, for the three months ended June 30, 2011 and 2010, respectively. Resulting translation adjustments were recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There were no material foreign currency transaction gains or losses for the three and six months ended June 30, 2011 and 2010.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs

Advertising costs are expensed as incurred. There were no significant advertising expenses for the three and six months ended June 30, 2011 and 2010.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Research and development expenses for the three months ended June 30, 2011 and 2010 were $23,243 and $104,015, respectively; and $23,243 and $104,015 for the six months ended June 30, 2011 and 2010, respectively.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a reconciliation of common shares used in the basic net income per common share and diluted net income per common share computations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding - basic	22,336,296	20,989,569	22,314,643	20,658,372
Series A convertible preferred stock	-	50,000	6,354	50,000
Incremental common shares from stock options and warrants	-	1,054,969	-	997,649
Weighted average shares outstanding - diluted	22,336,296	22,094,538	22,320,997	21,706,021

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in diluted net income per common share. Anti-dilutive common shares related to stock options and warrants excluded from the computation of diluted net income per common share were 1,100,000 and 1,100,000, respectively, for the three and six months ended June 30, 2011 and 0 for the three and six months ended June 30, 2010.

Segment Information

The Company operates in one segment, the sale of products made from cactus plants. The Company sells its products through approximately 16 PRC distributors.

Statements of Cash Flows

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed financial statements were prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the periods ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 was derived from the audited financial statements at that date.

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

NOTE 4 – SIGNIFICANT ACQUISITIONS OF PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS

In December 2009, Harbin Hainan Kangda completed the acquisition of land use rights for 50 years to property located in Langbei Village Baisha Town, Guangdong Province, PRC, covering an area of 181,854 square meters pursuant to an Asset Purchase Agreement dated August 25, 2009 with the local government. The purchase price for the land use rights was 66,376,800 RMB ($10,269,819 translated at the June 30, 2011 exchange rate), which commencing January 1, 2010 is being amortized on a straight line basis over the 50 years term of the rights. See Note 7.

In May 2010, Harbin Hainan Kangda completed the acquisition of various patents relating to cactus use in manufacturing cattle, hog and fish feed pursuant to a Patent Transfer Agreement dated January 20, 2010 with Heilongjiang Institute of Biological Development. The purchase price for the patents was 54,112,700 RMB ($8,372,317 translated at the June 30, 2011 exchange rate), which commencing April 10, 2010 is being amortized on a straight line basis over the 15 year term of the patents. See Note 8.

In December 2010, Harbin Hainan Kangda completed the acquisition of certain assets (consisting of land use rights for 50 years to property located in Raoping County, Guangdong Province, PRC covering an area of 12,144 square meters, three buildings, machinery and equipment used in the manufacture of cigarettes, and eight trademarks relating to cigarettes) pursuant to an Asset Purchase Agreement dated June 28, 2010 with Dadi Tobacco Trade Center. The total purchase price was 35,000,000 RMB ($5,415,200 translated at the June 30, 2011 exchange rate), which the Company allocated to the assets based on appraisals as follows:

	In RMB	In USD
Buildings	¥3,643,480	$563,719
Plant equipment and machinery	12,493,800	1,933,041
Total property, plant and equipment	16,137,280	2,496,760
Land use rights	7,650,720	1,183,719
Trademarks	11,212,000	1,734,721
Total	¥35,000,000	$5,415,200

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5 - INVENTORIES

At June 30, 2011 and December 31, 2010, inventories consisted of:

	2011	2010
	(Unaudited)
Cactus stock and major raw materials	$1,881,276	$936,517
Other raw materials and work-in-process	487,884	38,520
Finished goods	670,673	451,307
Total	3,039,833	1,426,344
Less: allowance for market adjustments to inventories	(122,639)	(40,813)
Net	$2,917,194	$1,385,531

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property, plant and equipment, net consisted of:

	2011	2010
	(Unaudited)
Buildings	$3,652,583	$3,577,039
Plant equipment and machinery	6,021,592	6,700,946
Motor vehicles	260,345	277,385
Furniture and office equipment	10,527	10,309
Total	9,945,047	10,565,679
Less accumulated depreciation	(2,442,772)	(2,637,629)
Net	$7,502,275	$7,928,050

Depreciation expense was $331,450 and $234,459 for the six months ended June 30, 2011 and 2010, respectively, of which $286,112 and $196,352 were included in cost of sales, respectively. Depreciation expense was $154,458 and $117,250 for the three months ended June 30, 2011 and 2010, respectively, of which $130,590 and $98,176 were included in cost of sales, respectively.

In the second quarter of 2011, the Company sold certain beverage production equipment for $110,669 cash. The net carrying value at the equipment on the date of sale was $259,734 ($843,772 cost, $584,038 accumulated depreciations). Accordingly, the Company recognized a loss on disposal of property and equipment of $150,542 and a $1,477 foreign currency translation adjustment.

NOTE 7 - LAND USE RIGHTS

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011 and December 31, 2010, land use rights, net, consisted of:

	2011	2010
	(Unaudited)
Harbin Hainan Kangda	$19,789,383	$19,370,887
Taishan Kangda	920,855	901,809
Total	20,710,238	20,272,696
Less accumulated amortization	(1,115,236)	(881,720)
Net	$19,595,002	$19,390,976

Amortization of land use rights was $213,588 and $189,355 for the six months ended June 30, 2011 and 2010, respectively, of which $178,952 and $170,287, respectively, were included in cost of sales. Amortization of land use rights was $108,030 and $94,678 for the three months ended June 30, 2011 and 2010, respectively, of which $90,612 and $85,144, respectively, were included in cost of sales.

The expected amortization of the above land use rights for each of the five succeeding years ending June 30, and in the aggregate, are as follows:

Year Ending	Amortization
June 30,	Amount
(Unaudited)
2012	$427,176
2013	427,176
2014	427,176
2015	427,176
2016	427,176
Thereafter	17,823,122
Total	$19,959,002

NOTE 8 - INTANGIBLE ASSETS

At June 30, 2011 and December 31, 2010, intangible assets, net consisted of:

	2011	2010
	(Unaudited)
Patents and licenses	$9,820,496	$9,617,385
Trademarks	1,734,721	1,698,842
Total	11,555,217	11,316,227
Less accumulated amortization	(2,236,269)	(1,601,418)
Net	$9,318,948	$9,714,809

In January 2010, the Company purchased a group of cactus patents for cattle, hog and fish feed for 54,112,700 RMB ($8,372,317 translated at the June 30, 2011 exchange rate) under a “Patent Transfer Agreement” which provided for the Company to make 4 installment payments to the transferor of the patent, as follows: 25% at the end of January 2010; 25% at the end of March 2010; 20% at the end of June 2010; and 30% at the end of August 2010.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid 43,000,000 RMB ($6,652,960 translated at the June 30, 2011 exchange rate) in cash, which amount exceeded payments required by the agreement, through March 31, 2010. The additional payments were the result of an informal agreement between the Transferor and the Company based upon a timely delivery of materials by the Transferor to facilitate the transfer of title to the Company, which occurred on April 21, 2010. The patent period granted by the PRC governmental authority commenced on April 10, 2010 and expires on April 10, 2025. The Company paid the remaining 11,112,700 RMB ($1,719,357 translated at the June 30, 2011 exchange rate) to the Transferor in May 2010. Prior to the Patent Transfer Agreement, the Company had been using the patents on an experimental basis since 2008.

The three patents were created pursuant to a Research and Development Agreement entered into between the Chief Executive Officer and Director of the Company (20.5% Company Stockholder), the General Manager and Director of the Company (18.3% Company Stockholder) and the Heilongjiang Institute of Biological Development (the “Institute”) on March 20, 2003, whereby the Institute completed the research to develop the patents and bore the costs of developing them and the aforementioned Company individuals were to register these patents and transfer their title to the Institute. That transfer took place on September 16, 2005, with no further consideration paid by the Institute. The Company purchased the 3 patents in 2010 from the Institute, a privately held Chinese entity engaged in similar ongoing patent research for other Chinese entities. The Institute has no common ownership with the Company’s Officer/Director or General Manager/Director (significant Company stockholders), or their families, or others employed by the Company or stockholders in it.

Intangible assets amortization expense was $584,639 and $134,634 for the six months ended June 30, 2011 and 2010, respectively. Intangible assets amortization expense was $294,021 and $100,353 for the three months ended June 30, 2011 and 2010, respectively.

The expected amortization of the above intangible assets for each of the five succeeding years ending June 30, and in the aggregate, is as follows:

Amortization
Years Ending June 30,	Amount
(Unaudited)
2012	$1,169,278
2013	1,038,454
2014	1,038,454
2015	558,156
2016	558,156
Thereafter	4,956,450
Total	$9,318,948

NOTE 9 - NOTE PAYABLE

Note payable at June 30, 2011 and December 31, 2010 consisted of:

	2011	2010
Note payable to a financial institution, interest free, unsecured and due on demand	$936,056	$916,696

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The note payable of $936,056 (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $27,750 and $26,590 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 10 – TAXES PAYABLE

Taxes payable at June 30, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
PRC corporation income tax	$965,340	$1,216,942
Value added tax payable	75,652	118,276
Consumption tax	25,236	213,856
Other taxes	113,742	2,124
Total	$1,179,970	$1,551,198

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011 and December 31, 2010, the fair values of the financial instruments consisted of:

	2011		2010
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value
	(Unaudited)
Series A Convertible Preferred Stock	-	$-	50,000	$51,500
B warrants	-	-	750,000	153,975
C warrants	500,000	-	500,000	171,550
D warrants	600,000	-	600,000	144,180
Total warrants	1,100,000	-	1,850,000	469,705
Total Financial Instruments	1,100,000	$-	1,900,000	$521,205

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through June 30, 2011.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares /
	Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	521,205
Expiration of B warrants	(750,000)	-
Conversion of Series A Preferred Stock to Common Stock	(50,000)	(46,000)
Revaluation credited to operations	-	(375,425)
Balance, March 31, 2011	1,100,000	99,780
Revaluation credited to operations	-	(99,780)
Balance, June 30, 2011 - (Unaudited)	1,100,000	$-

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Series A Preferred Stock had no voting or dividend rights, was entitled to a liquidation preference of $0.60 per share, and each share was convertible into one share of Company common stock at the option of the holder (which was adjustable to more shares if certain “defined EPS” performance thresholds were not met for the six months ended September 30, 2008 or the year ended December 31, 2008; however, the performance thresholds were met). In addition, the Investor had the right to participate in any subsequent funding by the Company on a pro-rata basis at 100% of the offering price for a three month period following the closing. In addition, the conversion price of the Series A Preferred Stock and the exercise price of the warrants were to be reduced in the event of any stock splits or stock dividends or in the event that the Company sells, grants, or issues any shares, options, warrants, or any convertible instrument at a price below the $0.60 current conversion price of the Series A Preferred Stock or the current exercise prices of the warrants.

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

On July 16, 2008, the Company sold to the Investor, for an aggregate purchase price of $250,000, an additional 416,667 shares of Series A Preferred Stock, warrants to purchase up to 500,000 shares of Company common stock exercisable for a period of three years at an exercise price of $0.9375 per share, and warrants to purchase up to 600,000 shares of Company common stock exercisable for a period of three years at an exercise price of $1.25 per share. The Company recorded as a $126,250 deemed dividend and as a $126,250 increase in additional paid-in capital, the beneficial conversion feature allocated to the convertible preferred stock only ($126,250) based on a relative allocation of the fair values of the convertible preferred stock ($287,083) and the warrants ($281,580) to the gross actual proceeds received ($250,000). The fair value of the warrants was estimated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.689 per share, exercise prices of $0.9375 and $1.25 per share, term of 3 years, expected volatility of 71.4%, and risk-free interest rate of 4%.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK; AND OTHER COMMON STOCK ISSUANCES

Options and Warrants

A summary of stock option and warrant activity for the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008 follows:

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-
Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	400,000	3,850,000
Granted and issued	-	-
Exercised	(107,059)	(1,250,000)
Forfeited/expired/cancelled	(42,941)	-
Outstanding at December 31, 2009	250,000	2,600,000
Granted and issued	250,000	-
Exercised	(363,503)	(750,000)
Forfeited/expired/cancelled	(136,497)	-
Outstanding at December 31, 2010	-	1,850,000
Forfeited/expired/cancelled	-	(750,000)
Outstanding at June 30, 2011 - (Unaudited)	-	1,100,000

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There are no stock options outstanding as of June 30, 2011.

Warrants outstanding at June 30, 2011 consisted of:

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 6, 2011, the Company issued 50,000 shares of its common stock to a financial advisor for consulting services to be rendered in 2011 (see Note 16). The Company recorded the $22,000 estimated fair value of the shares (based on the nearest closing price of $0.44 per share on May 6, 2011) as a general and administrative expense in the three months ended June 30, 2011.

NOTE 14 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion, amounted to $12,358,776 and $11,736,178 at June 30, 2011 and December 31, 2010, respectively.

NOTE 15 - INCOME TAXES

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in the six months ended June 30, 2011 and 2010 since US China Kangtai had taxable losses in those periods.

At June 30, 2011, US China Kangtai had an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $397,000 ($350,000 at December 31, 2010) attributable to the future utilization of the approximately $1,133,000 net operating loss carry forward of US China Kangtai as of June 30, 2011 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forward expires in varying amounts from year 2020 to year 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income before income taxes. The sources of the difference follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax at 35%	$1,326,115	$1,301,394	$2,163,885	$2,240,592
Non-taxable income from revaluation of Series A Preferred
Stock and A, B, C, and D warrants with characteristics of liabilities at fair value	(34,923)	(502,348)	(166,322)	(1,032,918)
Tax effect of unutilized losses of US China Kangtai and BVI China Kangtai	35,533	186,626	46,640	49,948
Tax effect of PRC income taxed at lower rate	(367,250)	(268,749)	(556,321)	(209,913)
Actual provision for income taxes	$959,475	$716,923	$1,487,882	$1,047,709

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leased 10 farm sheds on April 10, 2008. The lease payment is RMB 28,000 (approximately $4,332) per annum. The lease is to expire on April 10, 2013.

The Company leased 1,487 mu (approximately 245 acres) land for growing cactus from third parties under operating leases on April 1, 2008. The lease payment is RMB 14,871 (approximately $2,301) per annum from April 1, 2008 to March 31, 2018 and RMB 23,794 (approximately $3,681) from April 1, 2018 to March 31, 2038.

Rental expenses for all operating leases for the six months ended June 30, 2011 and 2010 were approximately $3,317 and $3,136, respectively.

At June 30, 2011, future minimum rental commitments under all non-cancellable operating leases are due as follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ending
June 30,
2012	$6,633
2013	5,550
2014	2,301
2015	2,301
2016	2,301
Thereafter	76,727
Total	$95,813

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

In April 2010, the Company retained an unrelated individual as a financial advisor of the Company. As compensation to the advisor, the Company is to issue 50,000 shares of its common stocks to the financial advisor each year in April until the service agreement has been mutually terminated. On April 20, 2010, the Company issued 50,000 shares of its common stock to this individual for consulting services to be rendered in 2010. The Company recorded the $125,000 estimated fair value of the shares (based on the market closing price of $2.50 on April 20, 2010) as a general and administrative expense in the three months ended June 30, 2010. On May 6, 2011, the Company issued 50,000 shares of its common stock to this individual for consulting services to be rendered in 2011.

Consulting fees totaling $37,000 and $250,730, respectively, were included in general and administrative expenses for the six months ended June 30, 2011 and 2010, respectively.

Investment agreements

On July 9, 2010, the Company entered into an Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak”) pursuant to which the Company has agreed to issue and sell to the Investor, and Kodiak has agreed to purchase from the Company, up to that number shares of the Company’s common stock having an aggregate purchase price of $1,000,000 (the “Financing”). Pursuant to the Investment Agreement, the price per share will be determined once the Company submits a written notice (the “Put Notice”) to Kodiak stating the dollar amount in U.S. dollars the Company intends to sell to Kodiak and will be at a price equal to 83% of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered with the Securities and Exchange Commission. Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a three (3) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it may deliver the Put Notice to the Investor (the “Open Period”).

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 18, 2011, the Company entered into another Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (the “Investor”) pursuant to which the Company has agreed to issue and sell to the Investor, and the Investor has agreed to purchase from the Company, up to that number shares of the Company's common stock, at $0.001 par value per share, having an aggregate purchase price of $1,500,000 (the “Shares”) (the “Financing”). Pursuant to the Investment Agreement, the price per share will be determined once the Company submits a written notice (the “Put Notice”) to the Investor stating the dollar amount in U.S. dollars the Company intends to sell to the Investor and will be based on the following formula: eighty five percent (85%) of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered with the Securities and Exchange Commission. Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a six (6) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it may deliver the Put Notice to the Investor (the “Open Period”).

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Investment Agreement, the Investor will only purchase shares when the Company meets the following conditions: a registration statement has been declared effective and remains effective for the resale of the Shares until the closing of the Financing; at all times during the period beginning on the date of the Put Notice and ending on the date of the closing of the Financing, the Company’s common stock has been listed on the Over-the-Counter Bulletin Board and has not been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period; the Company has not been notified of any pending or threatened proceeding or other action to delist or suspend the Company’s common stock; the Company has complied with its obligations and is otherwise not in breach of or in default under the Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith; no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Shares; and the issuance of the Shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

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

The Company also entered into a Registration Rights Agreement with the Investor on April 18, 2011. Pursuant to the Registration Rights Agreement, the Company is obligated to file a registration statement registering the resale of the Shares. On April 28, 2011, the Company filed a registration statement on Form S-1 with the SEC to register the resale of the shares. This registration statement was declared effective on May 9, 2011. To the date of the issuance of these financial statements, the Company has not as yet submitted a written “Put Notice” to Kodiak under the Investment Agreement, which has not otherwise been terminated by either party, stating the dollar value of Company common stock it intends to sell under the Investment Agreement with Kodiak. The Company has until November 9, 2011 to submit the notice to Kodiak. Whether the Company will submit the notice is dependent upon its management’s evaluation of the put price relative to its current stock trading price, and the Company’s needs for working capital.

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

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from 25 appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company maintains cash balances that are held in two banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of June 30, 2011 and December 31, 2010, the Company’s uninsured cash balances were approximately $3,982,463 and $2,366,954, respectively.

NOTE 17 - SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products. Substantially all of the Company’s identifiable assets at June 30, 2011 and December 31, 2010 were located in the PRC. Net sales for the periods presented were all derived from PRC customers. During the three months ended June 30, 2011, three customers accounted for 25%, 14% and 11%, respectively, of net sales. During the comparable period of 2010, two customers accounted for 13% and 11%, respectively, of net sales. During the six months ended June 30, 2011, three customers accounted for 17%, 16% and 10%, respectively, of net sales. During the comparable period of 2010, three customers accounted for 18%, 11% and 10%, respectively, of net sales.

Net sales by product categories consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Nutraceuticals	$3,925,596	$3,233,594	$6,446,324	$5,022,721
Beverages	1,190,112	3,173,069	2,867,054	4,571,771
Cactus feed	1,772,206	1,340,547	2,691,291	1,808,919
Raw and intermediate materials	483,868	148,447	701,910	1,798,641
Cigarettes products	2,134,702	837,752	3,250,257	1,050,391
Total Sales	$9,506,484	$8,733,409	$15,956,836	$14,252,443

Cooperation Processing Agreement

On February 14, 2011, Harbin Hainan Kangda entered into a Cooperation Processing Agreement with Shandong Qingdao Cigarette Factory (“Shandong Qingdao”). Under the agreement, Harbin has granted Shandong Qingdao the right to use Harbin’s cigarette trademarks and patents and provides Shandong Qingdao with dry cactus, fine cut tobacco, and certain other raw materials to assist Shandong Qingdao’s production of cigarette products for sale. Shandong Qingdao is responsible for the production of the cigarettes at its facilities and the sale of the cigarette products under its operating license to do so.

The agreement provides for monthly payments from Shandong Qingdao to Harbin equal to 30% of the prior month’s production amount (currently calculated at 2,700 RMB, or approximately $418, per box of 50 cartons) less processing fees (currently allocated at 660 RMB or approximately $102, per box of 50 cartons). Shangdong Qingdao retains the remaining 70% of the production amount (the aggregate production amount of 9,000 RMB, or $1,392 per box of 50 cartons) pursuant to the agreement since it is responsible for selling the cigarettes products. The net amounts receivable from Shandong Qingdao are reported by the Company in the consolidated statements of income and comprehensive income net of the Company’s raw material costs and the processing fee it incurs to Shandong Qingdao as “Production Revenue From Shandong Qingdao Processing, Net”.

A summary of the “Production Revenue From Shandong Qingdao Processing Agreement, Net” for the three and six months ended June 30, 2011 follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011

Company 30% shares of gross production revenue ( at 2,700 RMB per box)	$2,683,615	$2,895,785
Less Company costs under the agreement:
Cost of raw material provided by Harbin to Shandao Qingdao	770,164	831,987
Processing fee incurred under agreement by Harbin to Shandong Qingdao (at 660RMB/$102 per box) for producation and sales	655,961	691,323
Total Company costs under the agreement	1,426,125	1,523,310
Production revenue, net	$1,257,490	$1,372,475

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

The Company engages with, by co-operative production agreements, local pharmaceutical, food and beverage manufacturers to produce its consumer products. This strategy allows the Company to fill the orders quickly with short production runs and to reduce the requirements in fixed assets investment. The Company currently has entered into co-production agreements with five processors in China. They are Harbin Bin County Hualan Dairy Factory, Harbin Ice Lantern Noodle Factory, Tsingtao Brewery (Harbin) Inc., Harbin Diwang Pharmacy Co., Ltd. (a GMP or Good Manufacturing Practice certified processor), and Mudanjiang Kangwei Health Food Company, Ltd. GMP or Good Manufacturing Practice certifications are awarded by the State Food and Drug Administration of China to processors that meet the safety and quality assurance standards set by the State Food and Drug Administration of China.

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

In addition, the Company has its own research and development facility, the Heilongjiang Sino-Mexico Cactus Development and Utilization Institute, which is licensed by Heilongjiang Science & Technology Committee. The Institute has utilized patented technology to independently develop cactus-based nutraceuticals and nutritional food and drink product formulas and production processes. The Institute has 18 patents approved and 12 patent applications currently pending.

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

Results of Operations

Comparison of Sales for the Three Months Ended June 30, 2011 and 2010

Net sales by product categories consisted of:

	Three Months Ended June 30,		% Increase
	2011	2010	(Decrease)

Nutraceuticals	$3,925,596	$3,233,594	21.40%
Beverages	1,190,112	3,173,069	-62.49%
Cactus feed	1,772,206	1,340,547	32.20%
Raw and intermediate materials	483,868	148,447	225.95%
Cigarettes products	2,134,702	837,752	154.81%
Total Sales	$9,506,484	$8,733,409	8.85%

Sales for the three months ended June 30, 2011 totaled $9,506,484, an increase of $773,075, or 9% compared to the sales of $8,733,409 in 2010. The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers, such in the case with our nutraceuticals, cactus cigarettes and cactus feed products. The increase in sales also resulted from our new acquired patents and new products. The sale of nutraceuticals products was $3,925,596 in 2011, an increase of $692,002, or 21%, compared to $3,233,594 in 2010. The sale of our cactus feed products was $1,772,206 in 2011, an increase of $431,659, or 32%, compared to $1,340,547 in 2010. The sale of cactus cigarettes products was $2,134,702 in 2011, an increase of $1,296,950 or 155%, compared to $837,752 in 2010. The sales from our raw and intermediate materials products was $483,868 in 2011, an increase of $335,421, or 226%, compared to $148,447 in 2010. The sale of beverages products was $1,190,112 in 2011, a decrease of $1,982,957, or (62%), compared to $3,173,069 in 2010. It resulted from the change of the Company’s products mix.

On February 14, 2011, Harbin Hainan Kangda entered into a Cooperation Processing Agreement with Shandong Qingdao Cigarette Factory (“Shandong Qingdao”). Under the agreement, Harbin has granted Shandong Qingdao the right to use Harbin’s cigarette trademarks and patents and provides Shandong Qingdao with dry cactus, fine cut tobacco, and certain other raw materials to assist Shandong Qingdao’s production of cigarette products for sale. Shandong Qingdao is responsible for the production and sale of the cigarette products. The net income from Shandong Qingdao was $1,257,490 for the three months ended June 30, 2011.

Cost of Sales

Cost of sales totaled $6,257,536 in the three months ended June 30, 2011, an increase of $832,701, or 15%, compared to $5,424,835 in 2010. The increase in cost of sales resulted from the increase in sales. The gross profit rate was 34% for the three months ended June 30, 2011, a decrease of 4 percentage points as compared to 38% in the comparable period of 2010. The decrease of gross margin resulted from the change of the Company’s products mix. Cactus feed and raw and intermediate materials have a lower gross margin rate than the Company’s other products.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 totaled $654,321, a decrease of $357,647, or (35%), compared to $1,011,968 in the comparable period of 2010. The decrease in operating expenses was mainly due to the decrease in consulting and legal fees. In April 2010, the Company granted 250,000 options to its attorney and expensed an estimated fair market value of $390,275. In April 2010, the Company issued 50,000 shares of its common stock to an individual for consulting services rendered and expensed $125,000 estimated fair value of the shares. The decrease in legal and consulting expenses was offset by the increase of $193,668 in amortization of intangible assets, which resulted from our acquisition of patents and trademarks in 2010.

Other Income and Expenses

Other expenses (net) for the three months ended June 30, 2011 totaled $63,218, compared to other income (net) of $1,421,662 in 2010. The decrease in other income mainly resulted from the reduction in income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Such income totaled $99,780 in 2011, compared to income of $1,435,280 from the revaluation in the comparable period of 2010. In addition, there was a loss on the disposal of property and equipment of $150,542 during the three months ended June 30, 2011.

Income from Operations

Income from operations totaled $3,852,117 in the three months ended June 30, 2011, an increase of $1,555,511, or 68%, compared to $2,296,606 in the comparable period of 2010. The increase in our income from operations resulted mainly from net income earned during the three months ended June 30, 2011 from the Shandong Qingdao Cooperative Processing Agreement of $1,257,490 and of $357,647 lower operating expenses in the current three months period compared to 2010.

Net Income

Net income totaled $2,829,424 for the three months ended June 30, 2011, a decrease of $171,921, or 6%, compared to $3,001,345 in 2010. The decrease in net income was caused mainly by the reduced income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values of $1,335,500 offset by net income earned during the three months ended June 30, 2011 from the Shandong Qingdao Cooperative Processing Agreement of $1,257,490 and of $357,647 lower operating expenses in the current three month period compared to 2010. In addition, the three months ended June 30, 2011 included a loss on disposal of property and equipment of $150,542.

Absent the revaluation income of $99,780 in 2011, the Company would have had a net income of $2,729,644 and basic and diluted earnings per common share would have been $0.12 for the three months ended June 30, 2011. Absent the revaluation income of $1,435,280 in 2010, the Company would have had a net income of $1,566,065, and basic and diluted earnings per common share would have been $0.07 for the three months ended June 30, 2010.

Comparison of Sales for the Six Months Ended June 30, 2011 and 2010

Net sales by product categories consisted of:

	Six Months Ended June 30,		% Increase
	2011	2010	(Decrease)

Nutraceuticals	$6,446,324	$5,022,721	28.34%
Beverages	2,867,054	4,571,771	-37.29%
Cactus feed	2,691,291	1,808,919	48.78%
Raw and intermediate materials	701,910	1,798,641	-60.98%
Cigarettes products	3,250,257	1,050,391	209.43%
Total Sales	$15,956,836	$14,252,443	11.96%

Sales for the six months ended June 30, 2011 totaled $15,956,836, an increase of $1,704,393, or 12% compared to the sales of $14,252,443 in 2010. The increase in sales is attributable to the fact that the Company’s products are efficiently marketed and well accepted by consumers, such in the case with our nutraceuticals, cactus cigarettes and cactus feed products. The increase in sales also resulted from our new acquired patents and new products. The sale of nutraceuticals products was $6,446,324 in 2011, an increase of $1,423,603, or 28%, compared to $5,022,721 in 2010. The sale of our cactus feed products was $2,691,291 in 2011, an increase of $882,372, or 49%, compared to $1,808,919 in 2010. The sale of cactus cigarettes products was $3,250,257 in 2011, an increase of $2,199,866 or 209%, compared to $1,050,391 in 2010. The sales from our raw and intermediate materials products was $701,910 in 2011, a decrease of $1,096,731, or (61%), compared to $1,798,641 in 2010. The sale of beverages products was $2,867,054 in 2011, a decrease of $1,704,717, or (37%), compared to $4,571,771 in 2010. It resulted from the change of the Company’s products mix.

On February 14, 2011, Harbin Hainan Kangda entered into a Cooperation Processing Agreement with Shandong Qingdao Cigarette Factory (“Shandong Qingdao”). Under the agreement, Harbin has granted Shandong Qingdao the right to use Harbin’s cigarette trademarks and patents and provides Shandong Qingdao with dry cactus, fine cut tobacco, and certain other raw materials to assist Shandong Qingdao’s production of cigarette products for sale. Shandong Qingdao is responsible for the production and sale of the cigarette products. The net income from Shandong Qingdao was $1,372,475 for the six months ended June 30, 2011.

Cost of Sales

Cost of sales totaled $10,310,318 in the six months ended June 30, 2011, an increase of $845,621, or 9%, compared to $9,464,697 in 2010. The increase in cost of sales resulted from the increase in sales. The gross profit rate was 35% for the six months ended June 30, 2011, an improvement of one percentage point as compared to 34% in the comparable period of 2010.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 totaled $1,135,421, a decrease of $175,062, or 13%, compared to $1,310,483 in the comparable period of 2010. The decrease in operating expenses was mainly due to the decrease in consulting and legal fees. In April 2010, the Company granted 250,000 options to its attorney and expensed an estimated fair market value of $390,275. In April 2010, the Company issued 50,000 shares of its common stock to an individual for consulting services rendered and expensed $125,000 estimated fair value of the shares. The decrease in legal and consulting expenses was offset by the increase of $450,005 in amortization of intangible assets, which resulted from our acquisition of patents and trademarks in 2010.

Other Income and Expenses

Other income (net) for the six months ended June 30, 2011 totaled $298,956, compared to other income (net) of $2,924,429 in 2010. The decrease in other income mainly resulted from the reduction in income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Such income totaled $475,205 in 2011, compared to income of $2,951,195 from the revaluation in the comparable period of 2010. In addition, there was a loss on the disposal of property and equipment of $150,542 during the six months ended June 30, 2011.

Income from Operations

Income from operations totaled $5,883,572 in the six months ended June 30, 2011, an increase of $2,406,309, or 69%, compared to $3,477,263 in the comparable period of 2010. The increase in our income from operations resulted mainly from net income earned during the six months ended June 30, 2011 from the Shandong Qingdao Cooperative Processing Agreement of $1,372,475 and of $175,062 lower operating expenses in the current six months period compared to 2010.

Net Income

Net income totaled $4,694,646 for the six months ended June 30, 2011, a decrease of $659,337, or 12%, compared to $5,353,983 in 2010. The decrease in net income was caused mainly by the reduced income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values of $2,475,990 offset by the net income earned during the six months ended June 30, 2011 from the Shandong Qingdao Cooperative Processing Agreement of $1,372,475 and of $175,062 lower operating expenses in the current six month period compared to 2010. In addition, the six months ended June 30, 2011 included a loss on disposal of property and equipment of $150,542.

Absent the revaluation income of $475,205 in 2011, the Company would have had a net income of $4,219,441 and basic and diluted earnings per common share would have been $0.19 for the six months ended June 30, 2011. Absent the revaluation income of $2,951,195 in 2010, the Company would have had a net income of $2,402,788, and basic and diluted earnings per common share would have been $0.12 and $0.11, respectively, for the six months ended June 30, 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of $4,025,502 and $2,630,035 as of June 30, 2011 and December 31, 2010, respectively. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

Net cash provided by operating activities was $979,913 and $6,078,370 in the six months ended June 30, 2011and 2010, respectively. The change in net cash provided by operating activities in 2011 was due to the $2,649,078 negative change in levels of inventories ($1,531,663 increase in 2011; $1,117,415 decrease in 2010). It was also attributable to the $581,339 negative change in taxes payable in 2011 due to payments of PRC corporation income taxes in excess of amounts currently provided for in each period’s operations in 2011 ($371,228 decrease in 2011; $210,111 increase in 2010); and collection of other receivables of $3,747,926 in 2010, but none collected in 2011; offset by an increase in 2011 net income adjusted for noncash items over that for 2010 of $2,004,569.

Net cash provided by or (used in) investing activities was $111,169 and $(7,738,315) for the six months ended June 30, 2011 and 2010, respectively. During 2010, the Company purchased a livestock feed patent in the amount of $7,981,624 (RMB 54,112,700). In the second quarter 2011, the Company sold certain beverage production equipment for $110,669 cash.

Net cash provided by financing activities was $36,633 in the six months ended June 30, 2011, which was an advance from a related party. Net cash provided by financing activities was $869,958 in the comparable period of 2010. The Company received net proceeds of $125,000 from cash exercise of stock options and net proceeds of $750,000 from exercise of B warrants and repaid $5,042 to a related party in the six months ended June 30, 2010.

Note Payable to a Financial Institution

The note payable of $936,056 (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $27,750 and $26,590 for the six months ended June 30, 2011 and 2010, respectively.

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

At June 30, 2011 and December 31, 2010, the fair values of the financial instruments consisted of:

	2011		2010
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value
	(Unaudited)
Series A Convertible Preferred Stock	-	$-	50,000	$51,500
B warrants	-	-	750,000	153,975
C warrants	500,000	-	500,000	171,550
D warrants	600,000	-	600,000	144,180
Total warrants	1,100,000	-	1,850,000	469,705
Total Financial Instruments	1,100,000	$-	1,900,000	$521,205

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through June 30, 2011.

	Shares /
	Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	521,205
Expiration of B warrants	(750,000)	-
Conversion of Series A Preferred Stock to Common Stock	(50,000)	(46,000)
Revaluation credited to operations	-	(375,425)
Balance, March 31, 2011	1,100,000	99,780
Revaluation credited to operations	-	(99,780)
Balance, June 30, 2011 - (Unaudited)	1,100,000	$-

The Series A Convertible Preferred Stock was valued based on the trading price of the Company’s common stock. The warrants were valued using the Black-Scholes option pricing model with a 100% expected volatility assumption regarding the trading price of the Company’s common stock.

Investment agreements

On July 9, 2010, the Company entered into an Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak”) pursuant to which the Company has agreed to issue and sell to the Investor, and Kodiak has agreed to purchase from the Company, up to that number shares of the Company’s common stock having an aggregate purchase price of $1,000,000 (the “Financing”). Pursuant to the Investment Agreement, the price per share will be determined once the Company submits a written notice (the “Put Notice”) to Kodiak stating the dollar amount in U.S. dollars the Company intends to sell to Kodiak and will be at a price equal to 83% of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered with the Securities and Exchange Commission. Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a three (3) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it may deliver the Put Notice to the Investor (the “Open Period”).

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

On April 18, 2011, the Company entered into another Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (the “Investor”) pursuant to which the Company has agreed to issue and sell to the Investor, and the Investor has agreed to purchase from the Company, up to that number shares of the Company's common stock, at $0.001 par value per share, having an aggregate purchase price of $1,500,000 (the “Shares”) (the “Financing”). Pursuant to the Investment Agreement, the price per share will be determined once the Company submits a written notice (the “Put Notice”) to the Investor stating the dollar amount in U.S. dollars the Company intends to sell to the Investor and will be based on the following formula: eighty five percent (85%) of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Investment Agreement, the Company may not deliver the Put Notice until after the resale of the Shares has been registered with the Securities and Exchange Commission. Additionally, provided that the Investment Agreement does not terminate earlier, the Company has a six (6) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it may deliver the Put Notice to the Investor (the “Open Period”).

Under the Investment Agreement, the Investor will only purchase shares when the Company meets the following conditions: a registration statement has been declared effective and remains effective for the resale of the Shares until the closing of the Financing; at all times during the period beginning on the date of the Put Notice and ending on the date of the closing of the Financing, the Company’s common stock has been listed on the Over-the-Counter Bulletin Board and has not been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period; the Company has not been notified of any pending or threatened proceeding or other action to delist or suspend the Company’s common stock; the Company has complied with its obligations and is otherwise not in breach of or in default under the Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith; no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Shares; and the issuance of the Shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

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

The Company also entered into a Registration Rights Agreement with the Investor on April 18, 2011. Pursuant to the Registration Rights Agreement, the Company is obligated to file a registration statement registering the resale of the Shares. On April 28, 2011, the Company filed a registration statement on Form S-1 with the SEC to register the resale of the shares. This registration statement was declared effective on May 9, 2011. To the date of the issuance of these financial statements, the Company has not as yet submitted a written “Put Notice” to Kodiak under the Investment Agreement, which has not otherwise been terminated by either party, stating the dollar value of Company common stock it intends to sell under the Investment Agreement with Kodiak. The Company has until November 9, 2011 to submit the notice to Kodiak. Whether the Company will submit the notice is dependent upon its management’s evaluation of the put price relative to its current stock trading price, and the Company’s needs for working capital.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: August 15, 2011	By:	/s/ Jinjiang Wang
Jinjiang Wang
President, Chief Executive Officer, Director and
Principal Executive Officer

Date: August 15, 2011	By:	/s/ Hong Bu
Hong Bu
Chief Financial Officer, Director and
Principal Financial and Accounting Officer