Form 10-Q
period 2011-09-30
China Kangtai Cactus Bio-tech, Inc.
filed 2011-11-14
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

Yes [   ]             No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2011 the issuer had outstanding 22,355,527 shares of common stock, $0.001 par value.

CHINA KANGTAI CACTUS BIO-TECH INC.
FORM 10-Q

Quarterly Period Ended September 30, 2011

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine months ended September 30, 2011 and 2010 (Unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2011	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	(Removed and Reserved)	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
SIGNATURES		33

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,218,775	$2,630,035
Accounts receivable, net of reserve for allowances, returns, and doubtful accounts of $1,060,114 and $1,004,027, respectively	12,163,329	7,416,090
Inventories	4,919,235	1,385,531
Prepaid expenses	36,542	1,644
Other receivables	-	500
Total Current Assets	22,337,881	11,433,800

Property, plant and equipment, net of accumulated depreciation of $2,626,919 and $2,637,629, respectively	7,451,827	7,928,050

Other Assets
Land use rights, net of accumulated amortization of $1,239,119 and $881,720, respectively	19,740,019	19,390,976
Intangible assets, net of accumulated amortization of $2,556,607 and $1,601,418, respectively	9,153,954	9,714,809

Total Assets	$58,683,681	$48,467,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$242,403	$306,025
Note payable	948,640	916,696
Taxes payable	1,790,167	1,551,198
Other payable - related party	37,132	-
Total Current Liabilities	3,018,342	2,773,919

Estimated liability for equity-based financial instruments with characteristics of liabilities:
Designated as Series A convertible Preferred Stock (0 and 50,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	-	51,500
Warrants	-	469,705
Total	-	521,205

Total Liabilities	3,018,342	3,295,124

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding: 0 and 50,000 shares, respectively (included in liabilities)	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 22,355,527 and 22,255,527 shares at September 30, 2011 and December 31, 2010, respectively	22,356	22,256
Additional paid-in capital	14,369,565	14,259,777
Retained earnings
Appropriated	6,319,764	5,253,700
Unappropriated	28,937,336	21,322,790
Accumulated other comprehensive income (Foreign currency translation adjustments)	6,016,318	4,313,988
Total stockholders' equity	55,665,339	45,172,511

Total Liabilities and Stockholders' Equity	$58,683,681	$48,467,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Sales	$13,253,911	$9,522,875	$29,210,747	$23,775,318
Cost of Sales	(8,313,539)	(5,902,532)	(18,623,857)	(15,367,229)
Gross Profit From Sales	4,940,372	3,620,343	10,586,890	8,408,089

Production Revenue from Shandong Qingdao Processing Agreement, net of Company raw material costs and processing fees incurred to Shandong Qingdao totaling $1,203,551 and $2,726,861 for the three and nine months ended September 30, 2011, respectively	934,664	-	2,307,139	-

Total Gross Profit	5,875,036	3,620,343	12,894,029	8,408,089

Operating Expenses
Selling expenses	38,867	30,287	108,121	88,702
Provision for (reduction in) reserve for allowances, returns and doubtful accounts	609	-	20,942	(31,146)
Research and development	-	36,940	23,243	140,955
General and administrative expenses	117,891	207,170	475,869	1,194,560
Depreciation	26,663	19,262	72,001	57,369
Amortization of land use rights	17,649	6,052	52,285	25,120
Amortization of intangible assets	297,883	198,037	882,522	332,671
Total operating expenses	499,562	497,748	1,634,983	1,808,231
Income from Operations	5,375,474	3,122,595	11,259,046	6,599,858

Other Income (Expense)
Interest income	1,686		3,729	243
Imputed interest expense	(14,138)	(13,409)	(41,888)	(39,999)
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	-	505,305	475,205	3,456,500
Loss on foreign exchange transactions	(7,410)	-	(7,410)	-
Loss on disposal of property and equipment	-	(1,666)	(150,542)	(2,085)
Total Other Income (Expenses)	(19,862)	490,230	279,094	3,414,659
Income before Income Tax	5,355,612	3,612,825	11,538,140	10,014,517
Income tax expense	(1,369,648)	(805,608)	(2,857,530)	(1,853,317)
Net Income Attributable to Common Stockholders	$3,985,964	$2,807,217	$8,680,610	$8,161,200

Net Income Per Common Share
Basic	$0.18	$0.13	$0.39	$0.39
Diluted	$0.18	$0.13	$0.39	$0.38

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	22,355,527	21,227,527	22,328,421	20,850,175
Diluted	22,355,527	21,563,684	22,332,633	21,336,042

Comprehensive Income:
Net income	$3,985,964	$2,807,217	$8,680,610	$8,161,200
Foreign currency translation adjustment	702,033	533,534	1,702,330	862,834
Comprehensive Income	$4,687,997	$3,340,751	$10,382,940	$9,024,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2011 (Unaudited) and the Year Ended December 31, 2010

	Common Stock $0.001 par value		Additional	Unappropriated	Appropriated	Accumulated other
			paid-in	retained	retained	comprehensive
	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2009	20,024,024	$20,024	$11,003,276	$10,903,711	$3,881,804	$2,827,176	$28,635,991
Stock issued in connection with investment agreement (Note 13)	1,000,000	1,000	784,678	-	-	-	785,678

Cost incurred relating to stock issued in connection with investment agreement (Note13)	-	-	(42,000)	-	-	-	(42,000)
Stock issued for financing cost	15,000	15	13,035	-	-	-	13,050
Cashless exercise of stock options	238,503	239	(239)	-	-	-	-
Stock issued for consulting services	103,000	103	231,997	-	-	-	232,100
Exercise of B warrants	750,000	750	1,700,250	-	-	-	1,701,000
Exercise of $1.00 stock options	125,000	125	124,875	-	-	-	125,000
Stock option expense	-	-	390,275	-	-	-	390,275
Imputed interest on note payable	-	-	53,630	-	-	-	53,630
Transfer to statutory and staff welfare reserves	-	-	-	(1,371,896)	1,371,896	-	-
Net income for the year ended December 31, 2010	-	-	-	11,790,975	-	-	11,790,975
Currency translation adjustment	-	-	-	-	-	1,486,812	1,486,812
Balance at December 31, 2010	22,255,527	22,256	14,259,777	21,322,790	5,253,700	4,313,988	45,172,511
Conversion of Series A Preferred Stock to common stock	50,000	50	45,950	-	-	-	46,000
Stock issued for consulting services	50,000	50	21,950	-	-	-	22,000
Imputed interest on note payable	-	-	41,888	-	-	-	41,888
Transfer to statutory and staff welfare reserves	-	-	-	(1,066,064)	1,066,064	-	-
Net income for the nine months ended September 30, 2011	-	-	-	8,680,610	-	-	8,680,610
Currency translation adjustment	-	-	-	-	-	1,702,330	1,702,330
Balance at September 30, 2011 (Unaudited)	22,355,527	$22,356	$14,369,565	$28,937,336	$6,319,764	$6,016,318	$55,665,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash Flows from Operating Activities
Net income	$8,680,610	$8,161,200
Adjustments to reconcile net income
to net cash provided by operating activities:
(Income) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(475,205)	(3,456,500)
Issuance of shares in consideration for various services	22,000	217,800
Issuance of options in consideration for legal services	-	390,275
Imputed interest	41,888	39,999
Provision for (reduction in) allowances, returns and doubtful accounts	20,942	(31,146)
Depreciation - cost of sales	408,242	256,703
Depreciation - operating expenses	72,001	57,369
Amortization of land use rights -cost of sales	268,097	237,735
Amortization of land use rights- operating expenses	52,285	25,120
Amortization of intangible assets	882,522	332,671
Loss on disposal of property and equipment	150,542	2,085
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,803,326)	(4,118,330)
(Increase) decrease in inventories	(3,533,704)	749,424
Increase in prepaid expenses	(34,898)	(1,321)
Collection of other receivable	-	3,747,926
Decrease in accounts payable and accrued liabilities	(63,622)	(82,680)
(Decrease) increase in taxes payable	238,969	350,210
Net cash provided by operating activities	1,927,343	6,878,540
Cash Flows from Investing Activities
Purchase of intangible assets	-	(8,088,226)
Purchase of property, plant and equipment		(17,083)
Proceeds from sale of property and equipment	112,157	-
Collection of other receivables from related party	500	223,379
Deposit in connection with Asset Purchase Agreement		(2,690,460)
Net cash provided by (used in) investing activities	112,657	(10,572,390)
Cash Flows from Financing Activities
Proceeds from related party	37,132	-
Repayment to related party	-	(5,042)
Cash exercise of options	-	125,000
Exercise of B warrants	-	750,000
Net cash provided by financing activities	37,132	869,958
Effect of exchange rate changes on cash and cash equivalents	511,608	455,222
Increase in cash and cash equivalents	2,588,740	(2,368,670)
Cash and cash equivalents, beginning of period	2,630,035	2,918,068
Cash and cash equivalents, end of period	$5,218,775	$549,398

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,558,662	$1,565,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Harbin Hainan Kangda and Taishan Kangda assets and liabilities were translated into United States dollars at period-end exchange rates, $0.15680 and $0.15152 at September 30, 2011 and December 31, 2010, respectively. Harbin Hainan Kangda and Taishan Kangda revenues and expenses were translated into United States dollars at weighted average exchange rates, $0.15580 and $0.14650, for the three months ended September 30, 2011 and 2010, respectively. Resulting translation adjustments were recorded as a component of accumulated other comprehensive income within stockholders’ equity.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. The foreign currency transaction losses for the three months ended September 30, 2011 and 2010 were $7,410 and $0, respectively, and $7,410 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

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

Harbin sells its products through 17 local distributors in the PRC. For marketing reasons, these distributors order more than sufficient quantities of our products (and the Company delivers under informal liberal payment terms) to meet the needs of these distributors’ customers. At certain times our accounts receivable balances from a number of these distributors can exceed 90 days in age based upon excess supplies of our product held in the distribution channel. The Company’s policy is to estimate the value of excess product shipped to distributors prior to the balance sheet date of its current period financial statements utilizing accounts receivable subsequent collections data to a date close to the date of issuance of those financial statements to project the amount of accounts receivable that will remain uncollected at the end of the next fiscal quarter of the Company.

The Company’s accounts receivable reserve for allowances, returns and doubtful accounts is set at an amount that is equal to at least the amount of accounts receivable at the balance sheet date projected to be uncollected at the end of the Company’s next fiscal quarter multiplied by our gross profit percentage, essentially deferring income at the balance sheet date related to excess product that may have been shipped by the Company to and still held by its distributors. At September 30, 2011 and December 31, 2010, the Reserve for allowances, returns and doubtful accounts has been recorded in the balance sheet at $1,060,614, and $1,004,027, respectively. At September 30, 2011 and December 31, 2010, required allowances, returns and doubtful accounts in the reserve balance besides the deferred gross profit were inconsequential. Provisions for (reductions in) the reserve for allowances, returns and doubtful accounts charged in the Consolidated Statements of Income were $20,942 and $(31,146), respectively, for the nine months ended September 30, 2011 and 2010.

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
SEPTEMBER 30, 2011

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

Advertising Costs

Advertising costs are expensed as incurred. There were no significant advertising expenses for the three and nine months ended September 30, 2011 and 2010.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Research and development expenses for the three months ended September 30, 2011 and 2010 were $0 and $36,940, respectively, and $23,243 and $140,955 for the nine months ended September 30, 2011 and 2010, respectively.

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

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The following table provides a reconciliation of common shares used in the basic net income per common share and diluted net income per common share computations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding - basic	22,355,527	21,227,527	22,328,421	20,850,175
Series A convertible preferred stock	-	50,000	4,212	50,000
Incremental common shares from stock options and warrants	-	286,157	-	435,867
Weighted average shares outstanding - diluted	22,355,527	21,563,684	22,332,633	21,336,042

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and warrants in calculating diluted net income per common share. Anti-dilutive common shares related to stock options and warrants excluded from the computation of diluted net income per common share for the three months ended September 30, 2011 and 2010 were 0 and 0, respectively, and 1,850,000 and 0 for the nine months ended September 30, 2011 and 2010, respectively.

Segment Information

The Company operates in one segment, the sale of products made from cactus plants. The Company sells its products through approximately 17 PRC distributors.

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

NOTE 3 – INTERIM FINANCIAL STATEMENTS

The unaudited condensed financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed financial statements were prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the periods ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 was derived from the audited financial statements at that date.

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

NOTE 4 – SIGNIFICANT ACQUISITIONS OF PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS

In December 2009, Harbin Hainan Kangda completed the acquisition of land use rights for 50 years to property located in Langbei Village Baisha Town, Guangdong Province, PRC, covering an area of 181,854 square meters pursuant to an Asset Purchase Agreement dated August 25, 2009 with the local government. The purchase price for the land use rights was 66,376,800 RMB ($10,407,882 translated at the September 30, 2011 exchange rate), which commencing January 1, 2010 is being amortized on a straight line basis over the 50 years term of the rights. See Note 7.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

In May 2010, Harbin Hainan Kangda completed the acquisition of various patents relating to cactus used in manufacturing cattle, hog and fish feed pursuant to a Patent Transfer Agreement dated January 20, 2010 with Heilongjiang Institute of Biological Development. The purchase price for the patents was 54,112,700 RMB ($8,484,871 translated at the September 30, 2011 exchange rate), which commencing April 10, 2010 is being amortized on a straight line basis over the 15 year term of the patents. See Note 8.

In December 2010, Harbin Hainan Kangda completed the acquisition of certain assets (consisting of land use rights for 50 years to property located in Raoping County, Guangdong Province, PRC covering an area of 12,144 square meters, three buildings, machinery and equipment used in the manufacture of cigarettes, and eight trademarks relating to cigarettes) pursuant to an Asset Purchase Agreement dated June 28, 2010 with Dadi Tobacco Trade Center. The total purchase price was 35,000,000 RMB ($5,488,000 translated at the September 30, 2011 exchange rate), which the Company allocated to the assets based on appraisals as follows:

	In RMB	In USD
Buildings	¥3,643,480	$571,298
Plant equipment and machinery	12,493,800	1,959,028
Total property,plant and equipment	16,137,280	2,530,326
Land use rights	7,650,720	1,199,633
Trademarks	11,212,000	1,758,041
Total	¥35,000,000	$5,488,000

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

NOTE 5 - INVENTORIES

At September 30, 2011 and December 31, 2010, inventories consisted of:

	2011	2010
	(Unaudited)
Cactus stock and major raw materials	$4,000,100	$936,517
Other raw materials and work-in-process	600,947	38,520
Finished goods	548,344	451,307
Total	5,149,391	1,426,344
Less: allowance for market adjustments to inventories	(230,156)	(40,813)
Net	$4,919,235	$1,385,531

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2011 and December 31, 2010, property, plant and equipment, net consisted of:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

	2011	2010
	(Unaudited)
Buildings	$3,701,688	$3,577,039
Plant equipment and machinery	6,102,545	6,700,946
Motor vehicles	263,845	277,385
Furniture and office equipment	10,668	10,309
Total	10,078,746	10,565,679
Less accumulated depreciation	(2,626,919)	(2,637,629)
Net	$7,451,827	$7,928,050

Depreciation expense was $480,243 and $314,072 for the nine months ended September 30, 2011 and 2010, respectively, of which $408,242 and $256,703 were included in cost of sales, respectively. Depreciation expense was $148,793 and $79,613 for the three months ended September 30, 2011 and 2010, respectively, of which $122,130 and $60,351, respectively, were included in cost of sales.

In the second quarter 2011, the Company sold certain beverage production equipment for $112,157 cash. The net carrying value at the equipment on the date of sale was $263,225 ($855,115 cost, $591,890 accumulated depreciation). Accordingly, the Company recognized a loss on disposal of property and equipment of $150,542 and a $526 foreign currency translation adjustment.

NOTE 7 - LAND USE RIGHTS

At September 30, 2011 and December 31, 2010, land use rights, net consisted of:

	2011	2010
	(Unaudited)
Harbin Hainan Kangda	$20,045,903	$19,370,887
Taishan Kangda	933,235	901,809
Total	20,979,138	20,272,696
Less accumulated amortization	(1,239,119)	(881,720)
Net	$19,740,019	$19,390,976

Amortization of land use rights was $320,382 and $262,855 for the nine months ended September 30, 2011 and 2010, respectively, of which $268,097 and $237,735, respectively, were included in cost of sales. Amortization of land use rights was $106,794 and $73,500 for the three months ended September 30, 2011 and 2010, respectively, of which $89,145 and $67,448, respectively, were included in cost of sales.

The expected amortization of the above land use rights for each of the five succeeding years ending September 30, and in the aggregate, are as follows:

Year Ending	Amortization
September 30,	Amount
(Unaudited)
2012	$427,176
2013	427,176
2014	427,176
2015	427,176
2016	427,176
Thereafter	17,604,139
Total	$19,740,019

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 8 - INTANGIBLE ASSETS

At September 30, 2011 and December 31, 2010, intangible assets, net consisted of:

	2011	2010
	(Unaudited)
Patents and licenses	$9,952,519	$9,617,385
Trademarks	1,758,042	1,698,842
Total	11,710,561	11,316,227
Less accumulated amortization	(2,556,607)	(1,601,418)
Net	$9,153,954	$9,714,809

In January 2010, the Company purchased a group of cactus patents for cattle, hog and fish feed for 54,112,700 RMB ($8,484,871 translated at the September 30, 2011 exchange rate) under a “Patent Transfer Agreement” which provided for the Company to make 4 installment payments to the transferor of the patent, as follows: 25% at the end of January 2010; 25% at the end of March 2010; 20% at the end of June 2010; and 30% at the end of August 2010.

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

The Company paid 43,000,000 RMB ($6,742,400 translated at the September 30, 2011 exchange rate) in cash, which amount exceeded payments required by the agreement, through March 31, 2010. The additional payments were the result of an informal agreement between the Transferor and the Company based upon a timely delivery of materials by the Transferor to facilitate the transfer of title to the Company, which occurred on April 21, 2010. The patent period granted by the PRC governmental authority commenced on April 10, 2010 and expires on April 10, 2025. The Company paid the remaining 11,112,700 RMB ($1,742,471 translated at the September 30, 2011 exchange rate) to the Transferor in May 2010. Prior to the Patent Transfer Agreement, the Company had been using the patents on an experimental basis since 2008.

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

Intangible assets amortization expense was $882,522 and $332,671 for the nine months ended September 30, 2011 and 2010, respectively. Intangible assets amortization expense was $297,883 and $198,037 for the three months ended September 30, 2011 and 2010, respectively.

The expected amortization of the above intangible assets for each of the five succeeding years ending September, and in the aggregate, is as follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Years Ending	Amortization
September 30,	Amount
(Unaudited)
2012	$1,136,166
2013	1,054,003
2014	981,943
2015	565,658
2016	565,658
Thereafter	4,850,526
Total	$9,153,954

NOTE 9 - NOTE PAYABLE

Note payable at September 30, 2011 and December 31, 2010 consisted of:

	2011	2010
Note payable to a financial institution, interest free, unsecured and due on demand	$948,640	$916,696

The note payable of $948,640 (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $41,888 and $39,999 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 10 – TAXES PAYABLE

Taxes payable at September 30, 2011 and December 31, 2010 consisted of:

	2011	2010
	(Unaudited)
PRC corporation income tax	$1,515,810	$1,216,942
Value added tax payable	120,511	118,276
Consumption tax	121,482	213,856
Other taxes	32,364	2,124
Total	$1,790,167	$1,551,198

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
SEPTEMBER 30, 2011

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

The characteristics which required classification of the Series A Preferred Stock and warrants as liabilities were the Company’s obligations to reduce the conversion price of the Series A Preferred Stock and the exercise price of the warrants in the event that the Company sold, granted, or issued any shares, options, warrants, or any convertible instrument at a price below the $0.60 current conversion price of the Series A Preferred Stock or the current exercise prices of the warrants. As a result, the Company remeasured the fair values of these financial instruments each quarter, adjusted the liability balances, and reflected changes in operations as “income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values”.

At September 30, 2011 and December 31, 2010, the fair values of the financial instruments consisted of:

	2011		2010
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value
	(Unaudited)
Series A Convertible Preferred Stock	-	$-	50,000	$51,500
B warrants	-	-	750,000	153,975
C warrants	-	-	500,000	171,550
D warrants	-	-	600,000	144,180
Total warrants	-	-	1,850,000	469,705
Total Financial Instruments	-	$-	1,900,000	$521,205

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through September 30, 2011.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

	Shares /
	Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	521,205
Expiration of B warrants	(750,000)	-
Conversion of Series A Preferred Stock to Common Stock	(50,000)	(46,000)
Revaluation credited to operations	-	(375,425)
Balance, March 31, 2011	1,100,000	99,780
Revaluation credited to operations	-	(99,780)
Balance, June 30, 2011 - (Unaudited)	1,100,000	-
Expiration of C warrants and D warrants	(1,100,000)	-
Balance, September 30, 2011 - (Unaudited)	-	$-

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
SEPTEMBER 30, 2011

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

NOTE 13 – STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK; AND OTHER COMMON STOCK ISSUANCES

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Options and Warrants

A summary of stock option and warrant activity for the nine months ended September 30, 2011 and the years ended December 31, 2010, 2009 and 2008 follows:

	Stock Options	Warrants
Outstanding at January 1, 2008	-	-
Granted and issued	400,000	3,850,000
Exercised	-	-
Forfeited/expired/cancelled	-	-
Outstanding at December 31, 2008	400,000	3,850,000
Granted and issued	-	-
Exercised	(107,059)	(1,250,000)
Forfeited/expired/cancelled	(42,941)	-
Outstanding at December 31, 2009	250,000	2,600,000
Granted and issued	250,000	-
Exercised	(363,503)	(750,000)
Forfeited/expired/cancelled	(136,497)	-
Outstanding at December 31, 2010	-	1,850,000
Forfeited/expired/cancelled	-	(1,850,000)
Outstanding at September 30, 2011 - (Unaudited)	-	-

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
SEPTEMBER 30, 2011

There are no stock options and warrants outstanding as of September 30, 2011.

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

NOTE 14 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Harbin Hainan Kangda and Taishan Kangda only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, Harbin Hainan Kangda and Taishan Kangda are restricted in their ability to transfer a portion of their net assets in the form of dividends, loans or advances, which restricted portion, amounted to $12,815,928 and $11,736,178 at September 30, 2011 and December 31, 2010, respectively.

NOTE 15 - INCOME TAXES

The Company is subject to current income taxes on an entity basis on taxable income arising in or derived from the tax jurisdiction in which each entity is domiciled.

US China Kangtai was incorporated in the United States and is subject to United States income tax. No United States income taxes were provided in the nine months ended September 30, 2011 and 2010 since US China Kangtai had taxable losses in those periods.

At September 30, 2011, US China Kangtai had an unrecognized deferred United States income tax liability relating to undistributed earnings of Harbin Hainan Kangda. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

Based on managements’ present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of approximately $411,000 ($350,000 at December 31, 2010) attributable to the future utilization of the approximately $1,174,000 net operating loss carry forward of US China Kangtai as of September 30, 2011 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry forward expires in varying amounts from year 2020 to year 2031.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income before income taxes. The sources of the difference follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax at 35%	$1,874,464	$1,264,489	$4,038,349	$3,505,081
Non-taxable income from revaluation of Series A Preferred
Stock and A, B, C, and D warrants with characteristics of liabilities at fair value		(176,857)	(166,322)	(1,209,775)
Tax effect of unutilized losses of US China Kangtai and BVI China Kangtai	14,258	13,760	60,898	253,817
Tax effect of PRC income taxed at lower rate	(519,074)	(295,784)	(1,075,395)	(695,806)
Actual provision for income taxes	$1,369,648	$805,608	$2,857,530	$1,853,317

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leased 10 farm sheds on April 10, 2008. The lease payment is RMB 28,000 (approximately $4,390) per annum. The lease is to expire on April 10, 2013.

The Company leased 1,487 mu (approximately 245 acres) land for growing cactus from third parties under operating leases on April 1, 2008. The lease payment is RMB 14,871 (approximately $2,332) per annum from April 1, 2008 to March 31, 2018 and RMB 23,794 (approximately $3,731) from April 1, 2018 to March 31, 2038.

Rental expenses for all operating leases for the nine months ended September 30, 2011 and 2010 were approximately $5,042 and $4,800, respectively.

At September 30, 2011, future minimum rental commitments under all non-cancellable operating leases are due as follows:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

For the Years Ending
September 30,
2012	$6,722
2013	4,527
2014	2,332
2015	2,332
2016	2,332
Thereafter	78,115
Total	$96,360

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

The Company entered into a one year consulting agreement with a consulting firm on September 1, 2009 (which expired September 30, 2010). Under the agreement, the Company was obligated to pay the consultant a monthly cash retainer of $2,000 paid quarterly, of which the first 3 months was due upon signing of the contract. In addition, the Company was obligated to issue a total of 80,000 shares of its common stock to the consultant semi-annually; the first 40,000 shares were issued February 9, 2010. As a result of the Company’s dissatisfaction with the services of the consulting firm, the Company advised the consulting firm that the remaining 40,000 shares would not be issued to them.

Effective September 16, 2010, the Company entered into a consulting agreement with another consulting firm. The agreement provided for monthly compensation to the consultant of $5,000. The term of the agreement was 5 months, but either party was able to terminate the agreement on 30 days written notice to the other party. The service contract was terminated.

In April 2010, the Company retained an unrelated individual as a financial advisor of the Company. As compensation to the advisor, the Company was to issue 50,000 shares of its common stock to the financial advisor each year in April until the service agreement has been mutually terminated. On April 20, 2010, the Company issued 50,000 shares of its common stock to this individual for consulting services to be rendered in 2010. The Company recorded the $125,000 estimated fair value of the shares (based on the market closing price of $2.50 on April 20, 2010) as a general and administrative expense in the three months ended June 30, 2010. On May 6, 2011, the Company issued 50,000 shares of its common stock to this individual for consulting services to be rendered in 2011.

Consulting fees totaling $67,000 and $270,030, respectively, were included in general and administrative expenses for the nine months ended September 30, 2011 and 2010, respectively.

Investment agreements

On July 9, 2010, the Company entered into an Investment Agreement (the “Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak”, or “Investor”) pursuant to which the Company agreed to issue and sell to the Investor, and Kodiak agreed to purchase from the Company, up to that number of shares of the Company’s common stock having an aggregate purchase price of $1,000,000 (the “Financing”). Pursuant to the Investment Agreement, the price per share is determined once the Company submits a written notice (the “Put Notice”) to Kodiak stating the dollar amount in U.S. dollars the Company intends to sell to Kodiak and is at a price equal to 83% of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Investment Agreement, the Company could not deliver the Put Notice until after the resale of the Shares was registered with the Securities and Exchange Commission. The Company had a three (3) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it could deliver the Put Notice to the Investor (the “Open Period”).

As part of the consideration for the Financing, the Company paid Kodiak a document preparation fee of $15,000 and issued Kodiak an additional 15,000 shares of newly-issued Company common stock at the closing of the Financing.

Under the Investment Agreement, Kodiak would only purchase shares when the Company met the following conditions:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Investment Agreement was terminable when any of the following events occurred:

  Kodiak has purchased an aggregate of $1 million of the Company’s common stock;

  upon written notice from the Company to Kodiak.

Similarly, this Investment Agreement, could, at the option of the non-breaching party, terminate if Kodiak or the Company committed a material breach, or became insolvent or entered bankruptcy proceedings.

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

On April 18, 2011, the Company entered into another Investment Agreement (the “Second Investment Agreement”) with Kodiak Capital Group, LLC (“Kodiak” or the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase from the Company, up to that number of shares of the Company's common stock, having an aggregate purchase price of $1,500,000 (the “Shares”) (the “Financing”). Pursuant to the Second Investment Agreement, the price per share is determined once the Company submits a written notice (the “Put Notice”) to the Investor stating the dollar amount in U.S. dollars the Company intends to sell to the Investor and is based on the following formula: eighty five percent (85%) of the volume-weighted average price of the Company’s common stock five (5) days immediately preceding the date of the Put Notice and five (5) days immediately following the date of the Put Notice. Under the Second Investment Agreement, the Company could not deliver the Put Notice until after the resale of the Shares was registered with the Securities and Exchange Commission. The Company had a six (6) month period, beginning on the trading day immediately following the effectiveness of the registration statement, during which it could deliver the Put Notice to the Investor (the “Open Period”).

Under the Second Investment Agreement, the Investor would only purchase shares when the Company met the following conditions: a registration statement has been declared effective and remains effective for the resale of the Shares until the closing of the Financing; at all times during the period beginning on the date of the Put Notice and ending on the date of the closing of the Financing, the Company’s common stock has been listed on the Over-the-Counter Bulletin Board and has not been suspended from trading thereon for a period of two (2) consecutive trading days during the Open Period; the Company has not been notified of any pending or threatened proceeding or other action to delist or suspend the Company’s common stock; the Company has complied with its obligations and is otherwise not in breach of or in default under the Investment Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith; no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Shares; and the issuance of the Shares will not violate any shareholder approval requirements of the market or exchange on which the Company’s common stock are principally listed.

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The Second Investment Agreement was terminable when any of the following events occurred: the Investor has purchased an aggregate of $1.5 million of the Company’s common stock; upon written notice from the Company to the Investor; and upon the expiration of the Open Period.

Similarly, this Second Investment Agreement, could, at the option of the non-breaching party, terminate if the Investor or the Company committed a material breach, or became insolvent or entered bankruptcy proceedings.

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

On November 9, 2011, the Second Investment Agreement expired. No put notices were delivered to Kodiak and the Company did not receive any proceeds.

Concentrations and risks

Substantially all of the Company’s assets are located in China and substantially all of the Company’s revenues have been derived from customers located in China.

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

The Company maintains cash balances that are held in two banks in China. Currently, no deposit insurance system has been set up in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of September 30, 2011 and December 31, 2010, the Company’s uninsured cash balances were approximately $5,164,966 and $2,366,954, respectively.

NOTE 17 - SEGMENT AND OTHER INFORMATION

The Company operates in one industry segment – the production and sale of cactus, cactus health food, and other cactus products. Substantially all of the Company’s identifiable assets at September 30, 2011 and December 31, 2010 were located in the PRC. Net sales for the periods presented were substantially all derived from PRC customers. During the three months ended September 30, 2011, two customers accounted for 20% and 12%, respectively, of net sales. During the comparable period of 2010, two customers accounted for 15% and 10%, respectively, of net sales. During the nine months ended September 30, 2011, two customers accounted for 18% and 11%, respectively, of net sales. During the comparable period of 2010, two customers accounted for 15% and 10%, respectively, of net sales.

Net sales by product categories consisted of:

CHINA KANGTAI CACTUS BIO-TECH INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Nutraceuticals	$4,913,490	$3,581,023	$11,359,814	$8,724,405
Beverages	3,158,886	3,907,332	6,025,940	8,479,103
Cactus feed	2,109,010	1,351,725	4,800,301	3,160,644
Raw and intermediate materials	655,996	23,186	1,357,906	1,701,166
Cigarettes products	2,416,529	659,609	5,666,786	1,710,000
Total Sales	$13,253,911	$9,522,875	$29,210,747	$23,775,318

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

The agreement provides for monthly payments from Shandong Qingdao to Harbin equal to 30% of the prior months production amount (currently calculated at 2,700 RMB, or approximately $423, per box of 50 cartons) less processing fees (currently allocated at 660 RMB or approximately $103, per box of 50 cartons). Shangdong Qingdao retains the remaining 70% of the production amount (the aggregate production amount of 9,000 RMB, or $1,411 per box of 50 cartons) pursuant to the agreement since it is responsible for selling the cigarettes products. The net amounts receivable from Shandong Qingdao are reported by the Company in the consolidated statements of income and comprehensive income net of the Company’s raw material costs and the processing fee it incurs to Shandong Qingdao as “Production Revenue From Shandong Qingdao Processing, Net”.

A summary of the “Production Revenue From Shandong Qingdao Processing Agreement, Net” for the three and nine months ended September 30, 2011 follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011

Company 30% share of gross production revenue ( at 2,700 RMB/$423 per box)	$2,138,215	$5,034,000
Less Company costs under the agreement:
Cost of raw material provided by Harbin to Shandao Qingdao	680,877	1,512,864
Processing fee incurred under agreement by Harbin to Shandong Qingdao (at 660RMB/$103 per box) for production and sales	522,674	1,213,997
Total Company costs under the agreement	1,203,551	2,726,861
Production revenue, net	$934,664	$2,307,139

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
SEPTEMBER 30, 2011

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

NOTE 19 – SUBSEQUENT EVENT

In October 2011, Shandong Qingdao temporarily ceased production of cigarettes under the Cooperative Processing Agreement (see Note 17) pending reduction of inventory levels at Shandong's factory and customers. Accordingly, the Company will earn no production revenue for the month of October 2011 in the final quarter of the fiscal year ending December 31, 2011. Production was resumed in November 2011.

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

The Company occupies 387 acres of cactus-farms in the Guangdong and Heilongjiang Provinces of China, of which approximately 245 acres are leased from third parties through operating leases on April 1, 2008 for a term of 30 years and of which the right of use of the 142 acres land are vested in the Company.

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

These documents included a Stock Purchase Agreement, pursuant to which InvestNet issued 30,000,000 shares to a stockholder of BVI China Kangtai for $300,000. Additionally, InvestNet entered into an Agreement and Plan of Reorganization, pursuant to which the stockholders of BVI China Kangtai exchanged 12% of BVI China Kangtai’s outstanding shares for 110,130,615 shares of InvestNet. Additionally, InvestNet issued a Convertible Promissory Note to BVI China Kangtai or its designees in the amount of $8,070,000 plus accrued interest at a rate of 5% per annum or convertible at the option of the holder(s) in the event that InvestNet effected a one for seventy reverse split of InvestNet’s common stock into the remaining 88% of the outstanding shares of BVI China Kangtai (the “Convertible Note”). The Company did effect a one for seventy reverse split of all of its outstanding shares of Common Stock and changed its name to “China Kangtai Cactus Bio-Tech Inc.” and trading symbol on the OTC Bulletin Board to “CKGT” on August 25, 2005. The holders of the Convertible Note converted the Convertible Note a day later on August 26, 2005 into 14,248,395 shares of Common Stock of the Company. As the result of the share exchange and conversion of the Convertible Note, the Company completed a “reverse merger transaction” whereby InvestNet acquired 100% of BVI China Kangtai, which wholly owns Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd. (“Harbin Hainan Kangda”).

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

Results of Operations

Comparison of Sales for the Three Months Ended September 30, 2011 and 2010

Net sales by product categories consisted of:

	Three Months Ended September 30,		% Increase
	2011	2010	(Decrease)

Nutraceuticals	$4,913,490	$3,581,023	37%
Beverages	3,158,886	3,907,332	-19%
Cactus feed	2,109,010	1,351,725	56%
Raw and intermediate materials	655,996	23,186	2729%
Cigarettes products	2,416,529	659,609	266%
Total Sales	$13,253,911	$9,522,875	39%

Sales for the three months ended September 30, 2011 totaled $13,253,922, an increase of $3,731,036, or 39% compared to sales of $9,522,875 in 2010. Approximately 75% of the sales increase was attributable to the introduction of new products, 19% attributable to increased selling prices, and 6% attributable to higher unit volumes. On February 14, 2011, Harbin Hainan Kangda entered into a Cooperation Processing Agreement with Shandong Qingdao Cigarette Factory (“Shandong Qingdao”). Under the agreement, Harbin has granted Shandong Qingdao the right to use Harbin’s cigarette trademarks and patents and provides Shandong Qingdao with dry cactus, fine cut tobacco, and certain other raw materials to assist Shandong Qingdao’s production of cigarette products for sale. Shandong Qingdao is responsible for the production and sale of the cigarette products. The net revenue from Shandong Qingdao was $934,664 for the three months ended September 30, 2011.

Cost of Sales

Cost of sales totaled $8,313,539 in the three months ended September 30, 2011, an increase of $2,411,007, or 41%, compared to $5,902,532 in 2010. The increase in cost of sales resulted from the increase in sales. The gross profit rate was 37% for the three months ended September 30, 2011, a decrease of 1 percentage point as compared to 38% in the comparable period of 2010. The decrease of gross margin resulted from the change of the Company’s products mix. Cactus feed and raw and intermediate materials have a lower gross margin rate than the Company’s other products.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 totaled $499,562, an increase of $1,814, compared to $497,748 in the comparable period of 2010. The increase in operating expenses was mainly due to $2,328 lower professional and consulting fees and $36,940 lower research and development expenses, offset by a $99,846 increase in amortization of intangible assets, which resulted from our acquisition of patents and trademarks in 2010.

Other Income and Expenses

Other expenses (net) for the three months ended September 30, 2011 totaled $19,862, compared to other income (net) of $490,230 in 2010. The decrease in other income mainly resulted from the reduction in income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Such income totaled $0 in the three months ended September 30, 2011, compared to income of $505,305 from the revaluation in the comparable period of 2010.

Income from Operations

Income from operations totaled $5,375,474 in the three months ended September 30, 2011, an increase of $2,252,879, or 72%, compared to $3,122,879 in the comparable period of 2010. The increase in our income from operations resulted mainly from additional gross profit of $1,300,029 on our increased sales of $3,731,036 in 2011 and net revenue from the Shandong Qingdao Cooperative Processing Agreement of $934,664.

Net Income

Net income totaled $3,985,964 for the three months ended September 30, 2011, an increase of $1,178,747, or 42%, compared to $2,807,217 in 2010. Absent the income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values of $0 and $505,305 in the three months ended September 30, 2011 and 2010, respectively, the Company would have had net income of $3,985,964 and basic and diluted earnings per common share of $0.18 for the three months ended September 30, 2011, and net income of $2,301,912 and basic and diluted earnings per common share of $0.11 for the three months ended September 30, 2010.

Comparison of Sales for the Nine Months Ended September 30, 2011 and 2010

Net sales by product categories consisted of:

	Nine Months Ended September 30,		% Increase
	2011	2010	(Decrease)

Nutraceuticals	$11,359,814	$8,724,405	30%
Beverages	6,025,940	8,479,103	-29%
Cactus feed	4,800,301	3,160,644	52%
Raw and intermediate materials	1,357,906	1,701,166	-20%
Cigarettes products	5,666,786	1,710,000	231%
Total Sales	$29,210,747	$23,775,318	23%

Sales for the nine months ended September 30, 2011 totaled $29,210,747, an increase of $5,435,429, or 23% compared to the sales of $23,775,318 in 2010. Approximately 84% of the sales increase was attributable to the introduction of new products and 33% attributable to increased selling prices, offset by 17% attributable to lower unit volumes and products mix changes.

On February 14, 2011, Harbin Hainan Kangda entered into a Cooperation Processing Agreement with Shandong Qingdao Cigarette Factory (“Shandong Qingdao”). Under the agreement, Harbin has granted Shandong Qingdao the right to use Harbin’s cigarette trademarks and patents and provides Shandong Qingdao with dry cactus, fine cut tobacco, and certain other raw materials to assist Shandong Qingdao’s production of cigarette products for sale. Shandong Qingdao is responsible for the production and sale of the cigarette products. Net revenue from Shandong Qingdao was $2,307,139 for the nine months ended September 30, 2011.

Cost of Sales

Cost of sales totaled $18,623,857 in the nine months ended September 30, 2011, an increase of $3,256,628, or 21%, compared to $15,367,229 in 2010. The increase in cost of sales resulted from the increase in sales. The gross profit rate was 36% for the nine months ended September 30, 2011, an improvement of 1 percentage point as compared to 35% in the comparable period of 2010.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 totaled $1,634,983, a decrease of $173,248, or 10%, compared to $1,808,231 in the comparable period of 2010. The decrease in operating expenses was due primarily to lower stock-based compensation ($608,075 in 2010; $22,000 in 2011), offset by a $549,851 increase in amortization of intangible assets, which resulted from our acquisition of patents and trademarks in 2010.

Other Income and Expenses

Other income (net) for the nine months ended September 30, 2011 totaled $279,094, compared to other income (net) of $3,414,659 in 2010. The decrease in other income resulted from the reduction in income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Such income totaled $475,205 in 2011, compared to income of $3,456,500 from the revaluation in the comparable period of 2010. There was a loss on the disposal of property and equipment of $150,542 during the nine months ended September 30, 2011.

Income from Operations

Income from operations totaled $11,259,046 in the nine months ended September 30, 2011, an increase of $4,659,188, or 71%, compared to $6,599,858 in the comparable period of 2010. The increase in our income from operations resulted mainly from additional gross profit of $2,178,801 on our increased sales of $5,435,429 in 2011 and net revenue from the Shandong Qingdao Cooperative Processing Agreement of $2,307,139 in 2011, and $173,248 lower operating expenses in the current nine month period compared to 2010.

Net Income

Net income totaled $8,680,610 for the nine months ended September 30, 2011, an increase of $519,410, or 6%, compared to $8,161,200 in 2010. The income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values were $475,205 and $3,456,500 in the nine months ended September 30, 2011 and 2010, respectively. Absent the income of $475,205 in 2011, the Company would have had net income of $8,205,405 and basic and diluted earnings per common share of $0.37 for the nine months ended September 30, 2011. Absent the revaluation income of $3,456,500 in 2010, the Company would have had net income of $4,704,700, and basic and diluted earnings per common share of $0.23 and $0.22, respectively, for the nine months ended September 30, 2010.

Liquidity and Capital Resources

We had cash and cash equivalents of $5,218,775 and $2,630,035 as of September 30, 2011 and December 31, 2010, respectively. Our funds are kept in financial institutions located in China, which do not provide insurance for amounts on deposit. Moreover, we are subject to the regulations of the PRC which restrict the transfer of cash from China, except under certain specific circumstances. Accordingly, such funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC.

The Company’s accounts receivable have been an increasingly significant portion of the Company’s current assets, representing $12,163,329 and $7,416,090, or 54% and 65%, of current assets, as of September 30, 2011 and December 31, 2010, respectively. A portion of the increase was due to the $1,626,262 receivable from Shandong Qingdao under the Cooperation Processing Agreement dated February 14, 2011 (all of which was collected in October 2011) and the $1,002,061 net receivables from customers of Harbin’s Macau cigarette operations which commenced in 2011 (all of which was collected from October 1, 2011 to November 8, 2011). The remainder of the increase in accounts receivable from December 31, 2010 to September 30, 2011 is principally due to the increases in the Company's sales, excluding Macao, for the three months ended September 30, 2011 over the comparable period ended September 30, 2010 of $3,731,036, offset by collections received against those receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, the Company’s liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in the Company’s ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to the Company.

Inventories at September 30, 2011 were $4,919,235, an increase of $3,533,704, or 255%, compared to $1,385,531 at December 31, 2010. The increase was due to the $620,097 inventories relating to Harbin’s Macau cigarette operation which commenced in 2011, $1,998,765 additional raw materials inventories (partly relating to the Cooperation Processing Agreement), and higher production in general to meet new higher sales levels the Company expects to achieve based on sales growth of 39% and 23% in our sales for the three months and nine months ended September 30, 2011, respectively, compared to comparable periods ended September 30, 2010.

Net cash provided by operating activities was $1,927,343 and $6,878,540 in the nine months ended September 30, 2011 and 2010, respectively. The change in net cash provided by operating activities in 2011 was due to the $4,283,128 negative change in levels of inventories ($3,533,704 increase in 2011; $749,424 decrease in 2010) and the $684,996 negative change in accounts receivable ($4,803,326 increase in 2011; $4,118,330 in 2010). It was also attributable to the collection of other receivables of $3,747,926 in 2010, but none collected in 2011; offset by an increase in 2011 net income adjusted for noncash items over that for 2010 of $3,890,613.

Net cash provided by or (used in) investing activities was $112,657 and $(10,572,390) for the nine months ended September 30, 2011 and 2010, respectively. During 2010, the Company purchased a livestock feed patent in the amount of $8,088,226 (RMB 54,112,700) and the Company deposited $2,690,460 pursuant to the Asset Purchase Agreement entered on March 25, 2009. In the second quarter 2011, the Company sold certain beverage production equipment for $112,157 cash.

Net cash provided by financing activities was $37,132 in the nine months ended September 30, 2011, which was an advance from a related party. Net cash provided by financing activities was $869,958 in the comparable period of 2010. The Company received net proceeds of $125,000 from cash exercise of stock options and net proceeds of $750,000 from exercise of B warrants and repaid $5,042 to a related party in the nine months ended September 30, 2010.

Note Payable to a Financial Institution

The note payable of $948,640 (6,050,000 RMB) is due to a PRC provincial government financial institution which made the loan to the Company to promote the commercial cultivation of cactus. The loan was made to the Company on an interest-free and unsecured basis and is repayable on demand. Imputed interest is calculated at 6% per annum on the amount due. Total imputed interest recorded as additional paid-in capital amounted to $41,888 and $39,999 for the nine months ended September 30, 2011 and 2010, respectively.

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

The characteristics which required classification of the Series A Preferred Stock and warrants as liabilities were the Company’s obligations to reduce the conversion price of the Series A Preferred Stock and the exercise price of the warrants in the event that the Company sold, granted, or issued any shares, options, warrants, or any convertible instrument at a price below the $0.60 current conversion price of the Series A Preferred Stock or the current exercise prices of the warrants. As a result, the Company remeasured the fair values of these financial instruments each quarter, adjusted the liability balances, and reflected changes in operations as “income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values”.

At September 30, 2011 and December 31, 2010, the fair values of the financial instruments consisted of:

	2011		2010
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value
	(Unaudited)
Series A Convertible Preferred Stock	-	$-	50,000	$51,500
B warrants	-	-	750,000	153,975
C warrants	-	-	500,000	171,550
D warrants	-	-	600,000	144,180
Total warrants	-	-	1,850,000	469,705
Total Financial Instruments	-	$-	1,900,000	$521,205

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through September 30, 2011.

	Shares /
	Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	521,205
Expiration of B warrants	(750,000)	-
Conversion of Series A Preferred Stock to Common Stock	(50,000)	(46,000)
Revaluation credited to operations	-	(375,425)
Balance, March 31, 2011	1,100,000	99,780
Revaluation credited to operations	-	(99,780)
Balance, June 30, 2011 - (Unaudited)	1,100,000	-
Expiration of C warrants and D warrants	(1,100,000)	-
Balance, September 30, 2011 - (Unaudited)	-	$-

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

Harbin sells its products through 17 local distributors in the PRC.  For marketing reasons, these distributors order more than sufficient quantities of our products (and the Company delivers under informal liberal payment terms) to meet the needs of these distributors’ customers. At certain times our accounts receivable balances from a number of these distributors can exceed 90 days in age based upon excess supplies of our product held in the distribution channel. The Company’s policy is to estimate the value of excess product shipped to distributors prior to the balance sheet date of its current period financial statements utilizing accounts receivable subsequent collections data to a date close to the date of issuance of those financial statements to project the amount of accounts receivable that will remain uncollected at the end of the next fiscal quarter of the Company.

The Company’s accounts receivable reserve for allowances, returns and doubtful accounts is set at an amount that is equal to at least the amount of accounts receivable at the balance sheet date projected to be uncollected at the end of the Company’s next fiscal quarter multiplied by our gross profit percentage, essentially deferring income at the balance sheet date related to excess product that may have been shipped by the Company to and still held by its distributors. At September 30, 2011 and December 31, 2010, the Reserve for allowances, returns and doubtful accounts has been recorded in the balance sheet at $1,060,614, and $1,004,027, respectively. At September 30, 2011 and December 31, 2010, required allowances, returns and doubtful accounts in the reserve balance besides the deferred gross profit were inconsequential. Provisions for (reductions in) the reserve for allowances, returns and doubtful accounts charged in the Consolidated Statements of Income were $20,942 and $(31,146), respectively, for the nine months ended September 30, 2011 and 2010.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: November 14, 2011	By:	/s/ Jinjiang Wang
Jinjiang Wang
President, Chief Executive Officer, Director and
Principal Executive Officer

Date: November 14, 2011	By:	/s/ Hong Bu
Hong Bu
Chief Financial Officer, Director and
Principal Financial and Accounting Officer