Form 10-K/A
period 2010-12-31
China Kangtai Cactus Bio-tech, Inc.
filed 2012-07-23
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[  ] TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]       No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]       No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2010, was approximately $ 15,027,238. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of July 18, 2012, there were 22,355,527 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amended Filing”) amends the annual report on Form 10-K for the year ended December 31, 2010, originally filed on March 31, 2011, as amended by an Amendment No. 1 on Form 10-K/A filed on April 15, 2011 (as so amended, the "Original Filings"), of China Kangtai Cactus Bio-tech Inc. (the “Company”), to make certain corrections in response to SEC Staff comments.

As now discussed in Note 20 to the consolidated financial statements in the Amended Filing, the Company has restated its consolidated financial statements at December 31, 2010 and 2009 and for the years then ended (which were previously included in the Company’s Form 10-K/A filed with the SEC on April 15, 2011) in order to correct the recording of the provisions for reserve for allowances, returns and doubtful accounts.

Accordingly, as previously reported, the Company deferred gross profit on sales of products estimated to be excess product in our distribution channel by expensing the provision for reserve for allowances, returns and doubtful accounts and increasing the balance sheet reserve for allowances, returns and doubtful accounts (which was reflected parenthetically on the consolidated balance sheet as a reduction of accounts receivable). As restated, the Company has eliminated that part of the provisions for reserve for allowances, returns, and doubtful accounts relating to estimated excess product in our distribution channel and has adjusted the reserve to $0 at December 31, 2010 and 2009 based on the aging of the related accounts receivable and our historical experience of inconsequential returns and bad debts.

In addition, as now discussed in Note 20 to the consolidated financial statements in the Amended Filing, the Company has also restated its consolidated statements of cash flows for the years ended December 31, 2010 and 2009 in order to (1) correct the presentation of the receipt of proceeds from the December 19, 2009 sale of Qitaihe City land use rights and property, plant and equipment and (2) correct dates stated in paragraph 3 of Note 5 of the December 31, 2010 Form 10-K/A.

Paragraph 3 of Note 5 of the December 31, 2010 Form 10-K/A (filed with the SEC on April 15, 2011) as originally worded incorrectly stated that a draft agreement with the Government of Qitaihe City for sale of Qitaihe City land use rights and property, plant and equipment was entered into December 19, 2009 and that an agreement of forfeiting was signed on January 27, 2010. In fact, the definitive agreement was signed on November 27, 2009. On January 27, 2010, Qitaihe City unilaterally amended the payment terms, extending them from the original 60 days to 90 days.

As a result of the revisions in Part II, Item 8 (financial statements) of this Amended Filing, Part II, Item 7, Management’s Discussion and Analysis of Financial condition and Results of Operation, is revised to incorporate all the revisions made to Part II, Item 8 as stated in the previous paragraph.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filings that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filings, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filings affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filings. Accordingly, this Amended Filing should be read in conjunction with the Original Filings and our other SEC filings subsequent to the filing of the Original Filings, including any amendments to those filings. Capitalized letters not defined in the Amended Filing are as defined by the Original Filings.

For additional detailed information regarding the restatements affecting this report, please see the attached amended and restated consolidated financial statement and Note 20 thereto.

SIGNATURES

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

Launch
Line	Cactus Related Products	Varieties	Brand	Sub-Brand	Date
Nutraceutical	Cactus Calcium Peptide Soft Capsule	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Calcium Peptide Soft Capsule for Children	One	Kangda Cactus	Magic Baby	Jan. 2003
Nutraceutical	Cactus Shuxin Capsule	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Tangkang Capsule	One	Kangda Cactus	Magic Baby	Jul. 2004

Nutraceutical	Cactus Delicious Vinegar for Noble Lady	One	Kangda Cactus	Magic Baby	Jan. 2001
Nutraceutical	Cactus Protein Nutrient	One	Kangda Cactus	Magic Baby	Jan. 2002
Nutraceutical	Cactus Fruit Health Oral Liquid	One	Kangda Cactus	Magic Baby	Aug. 2004
Beverage	Cactus Prickly Pear Wine	Five	Kangda Cactus	Magic Baby	Oct. 2003
Beverage	Cactus Overlord Scourge Flower Imperial Wine	One	Kangda Cactus	Magic Baby	Apr. 2003
Beverage	Cactus Fruit Wine	One	Kangda Cactus	Magic Baby	Jan. 2005
Beverage	Cactus Tang Gong Tian Bao Liquor	One	Kangda Cactus	Magic Baby	Jun. 2004
Beverage	Cactus Double Flowers Tea	Several	Kangda Cactus	Magic Baby	Oct. 2001
Beverage	Cactus Beer	One	Kangda	N/A	Jan. 2005
Cactus/
Tsingtao Co-
Brand
Beverage	Cactus Juice Beverage	Two	Kangda Cactus	Magic Baby	Nov. 2006
Beverage	Cactus Iced Black Tea	One	Kangda Cactus	Magic Baby	Jan. 2003
Beverage	Cactus Iced Green Tea	One	Kangda Cactus	Magic Baby	Jan. 2003
Beverage	Cactus Fruit Dry Red Wine	One	Kangda Cactus	Magic Baby	Jan. 2005
Beverage	Cactus Fruit Juice Beverage	One	Kangda Cactus	Magic Baby	Jan. 2006
Beverage	Cactus Honeysuckle Beverage	One	Kangda Cactus	Magic Baby	Jan. 2003
Packaged Food	Cactus Noodles	Several	Kangda Cactus	Magic Baby	Sep. 2004
Packaged Food	Cactus Perserved Bag Vegetables	Two	Kangda Cactus	Magic Child	Jan. 2001
R&I Materials	Cactus Palm Leaves	Several	Kangda Cactus	Milpa-Alta and Pyramid	Jan. 2001
R&I Materials	Cactus Dry Powder	Several	Kangda Cactus	Milpa-Alta	Jan. 2004
Animal Feed	Cactus fish feed	One	Kangda Cactus	Kang Tai Bao	Jul. 2008
Animal Feed	Cactus cattle feed	One	Kangda Cactus	Kang Tai Bao	Jul. 2008
Animal Feed	Cactus hog feed	One	Kangda Cactus	Kang Tai Bao	Oct. 2009
Cigarette	Cactus Cigarette	Two	Kangda Cactus	Shengcao	Sep. 2009

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

		Percentage in
Region	Sales( in	Revenue
	U.S. Dollars)
Heilongjiang	$9,866,031	27%
Jilin	$755,375	2%
Shandong	$1,291,733	4%
Beijing	$5,001,193	14%
Guangdong	$4,724,854	13%
Liaoning	$1,177,811	3%
Shanxi	$1,393,739	4%
Hunan	$1,762,199	5%
Gansu	$1,493,667	4%
Other	$8,562,948	24%
Total	$36,029,550	100%

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

Control from the source:

  3 species of Mexican Cacti
  Seed cloning
  Farm ownership
  Planting
  Growing without chemicals
  Harvesting

Product innovation and research:

  Strong team and advisors
  Strategic partners
  R&D Institute
  Research facilities

Manufacturing and production:

  Processing facilities
  Co-operative processing partners

  Quality control monitoring
  Quality packaging

Sales and distribution:

  A network of regional distributors
  Third party distributors
  Seminar and conference orders
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

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competitors; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-K/A filed with SEC.

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

Operating Expenses

Operating expenses for the year ended December 31, 2010 totaled $2,267,667, an increase of $1,301,172, or 135%, compared to $966,495 in 2009. The increase in operating expenses was mainly due to an increase of $141,830 in research and development expense; an increase of $360,807 in amortization of intangible assets; and an increase of $929,935 in other general and administrative expenses. Other general and administrative expenses consist of advertising, rent and utilities, salaries and wages, professional fees, US public company related expenses and other expenses. The increase in other general and administrative expenses was attributable to an increase of $97,274 in advertising expense, $315,489 in legal fees, and $268,219 in consulting fees.

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

Income from Operations

Income from operations totaled $11,286,868 in 2010, an increase of $1,732,441, or 18%, compared to $9,554,427 in 2009. The increase in our income from operations resulted mainly from the increase in sales.

Net Income

Net income totaled $11,761,267 for the year ended December 31, 2010, an increase of $11,254,245, compared to $507,022 in 2009. The increase in net income was caused partially by the income and loss from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values. Absent the gain of $3,586,155 in 2010, the Company would have had a net income of $8,175,112 and basic and diluted earnings per common share would have been $0.39 and $0.39 for the year ended December 31, 2010. Absent the revaluation loss of $7,926,182 in 2009, the Company would have had a net income of $8,433,204, and basic and diluted earnings per common share would have been $0.46 and $0.43 for the year ended December 31, 2009.

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

The Company’s accounts receivable have been an increasingly significant portion of the Company’s current assets, representing $8,420,117 and $3,289,854, or 68% and 26%, of current assets, as of December 31, 2010 and 2009, respectively. The increase in 2010 resulted mainly from the $10 million increase in the Company's sales in 2010. In addition, the Company added a new customer in 2010. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, the Company's liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management's expectations. A significant deterioration in the Company's ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to the Company.

The Company's current collections policies are formalized in writing and have been in place since May 2006. These policies presume that direct customers' payment should be settled on the day of delivery for cash on delivery, and that the normal agent (distributors) collection period is 3 months (90 days) from the day of sale. Procedures in place require that a sales assistant should reconcile with the salesman from time to time to confirm the situation of accounts receivable, and that financial department personnel should contact and reconcile with the customer at any time to confirm the authenticity of invoicing. In addition, the manager of the Sales Department should check the bill with a salesman at any time and press them in collection. If there are any special conditions why the collection was not received for over 3 months (90 days) from the date the goods were delivered it is required to be reported to the general manager, and after approval from the general manager the collection period can be appropriately extended. If collection is not received from the customer in over 90 days but less than 180 days, the salesman is required to make calls to communicate the need to cure the amount past due. If the collection is not received from the customer for over 180 days but less than 1 year, the sales department is required to communicate with them in writing. If the collection is not received from the customer for over 1 year, the financial department is required to communicate with them in writing, and at the same time to communicate with them to make a collection plan, or legal actions. The Company has made allowances for bad debt based on its experience and the age of its accounts receivable.

Net cash provided by operating activities was $6,900,302 and $11,497,575 for the years ended December 31, 2010 and 2009, respectively. The decrease in net cash provided by operating activities in 2010 was mainly due to a $11,512,237 negative adjustment for (Gain) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values ($3,586,155 decrease in 2010; $7,926,182 increase in 2009), a $6,663,197 negative change of accounts receivable ($5,130,363 increase in 2010; $1,532,934 decrease in 2009), offset partially by the $11,254,245 increase in net income ($11,761,267 in 2010; $507,022 in 2009).

Net cash used in investing activities was $9,527,613 and $13,184,892 for the year ended December 31, 2010 and 2009, respectively. During 2010, the Company purchased a livestock feed patent in the amount of $8,199,158 (RMB 54,112,700), tobacco trademarks of $1,698,842 (RMB 11,212,000), land use rights of $1,159,237 (RMB 7,650,720) and property, plant and equipment in the amount of $2,462,438 (RMB 16,251,568). The amount used in investing activities was offset by the collection of $3,747,926 from Qitaihe City and $244,136 from a related party. During 2009, the Company purchased Taishan Basha land use rights in the amount of $9,710,926 (RMB 66,376,800). In 2009, the Company also purchased land use rights, plant and equipment in the amount of $5,423,830 and received $2,194,500 compensation proceeds from Qitaihe City due to a Government eminent domain proceeding. The remaining balance of $3,747,926 was paid in 2010.

Net cash provided by financing activities was $1,613,636 and $255,042 for the years ended December 31, 2010 and 2009, respectively. During 2010, the Company received net proceeds of $125,000 from the cash exercise of stock options, net proceeds of $750,000 from the exercise of B warrants, and net proceeds of $743,678 from the sale of common stock to an investor. The Company repaid $5,042 to a related party. During 2009, the Company received proceeds of $250,000 from the exercise of 333,334 A warrants and $5,042 from a related party.

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

At December 31, 2010 and 2009, the fair values of the financial instruments consisted of:

	2010		2009
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value

Series A Convertible Preferred Stock	50,000	$51,500	50,000	$135,500

A warrants	-	-	-	-
B warrants	750,000	153,975	1,500,000	2,839,500
C warrants	500,000	171,550	500,000	992,500
D warrants	600,000	144,180	600,000	1,090,860
Total warrants	1,850,000	469,705	2,600,000	4,922,860

Total Financial Instruments	1,900,000	$521,205	2,650,000	$5,058,360

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2010.

	Shares / Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warrants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	$521,205

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

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides summary compensation information for the years 2010 and 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer:

							Change in
							Pension
						Non-Equity	Value and
						Incentive	Non-qualified
				Stock	Option	Plan	Compensation	All other
Name and Principal		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)	($)	($)	($)	($)	($)	($)
Jinjiang Wang,	2010	$32,358	-		-	-	-	-	$32,358
President, Chief		$17,556			-				$17,556
Executive	2009		-			-	-	-
Officer and
Chairman
Chengzhi Wang,	2010	$26,336	-		-	-	-	-	$26,336
General Manager	2009	$14,045	-		-	-	-	-	$14,045
Hong Bu,	2010	$26,336	-		-	-	-	-	$26,336
Chief Financial		$14,045			-				$14,045
Officer	2009		-			-	-	-

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

10.2	Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Jinan Qitai Economic and Trading Center (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 19, 2007).
10.3	Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Lanzhou Xinhui Economic and Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 19, 2007).
10.4	Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Qingdao Furui Economic and Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 19, 2007).
10.5	Distribution Agreement Between China Kangtai Cactus Bio-tech, Inc and Shanxi Anyang Food Distribution Company (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on November 19, 2007).
10.6	Processing Agreement dated January 8, 2006, between the Company and Shandong Tsingtao Beer Inc. Harbin subsidiary (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.7	Processing Agreement dated January 20, 2006, between the Company and Harbin Ice Lantern Noodle Factory (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.8	Processing Agreement dated March 30, 2005, between the Company and Harbin Diwang Pharmacy Co. Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.9	Processing Agreement dated July 10, 2005, between the Company and Harbin Bin County HuaLan Dairy Factory (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.10	Processing Agreement dated March 2, 2006, between the Company and Kangwei Health Foods Ltd. Of Mudanjiang City (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.11	Distributions Agreement dated February 15, 2007, with Jilin Yanji Economic and Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.12	Distributions Agreement dated January 16, 2007, with Liaoning Shenneng Trading and Development Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.13	Distributions Agreement dated February 9, 2007, with Jianshuang Zhang - Hubei (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.14	Distributions Agreement, dated February 3, 2007, with Hunan Green Food Distribution Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.15	Distributions Agreement dated January 29, 2007, with Harbin Huadingwei Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.16	Distributions Agreement dated February 6, 2007, with Hangzhou Hesheng Economic and Trading Company, Ltd. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10. 17	Distributions Agreement dated January 16, 2007, with Guangdong Jinpei Lin (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10.18	Distributions Agreement dated January 9, 2007, with Fujian Tianyi Economic and Trading Company Ltd (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10. 19	Distributions Agreement, Dated January 20, 2007, With Beijing Yaping Liu (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 16, 2007).
10. 20	Cooperation Agreement between Harbin Hainan Kangda Cactus Hygienical Foods Co., Ltd and Party B: Harbin Meijia Bio-Tech Co., Ltd. dated October 8, 2007.
10.21	Contract of Termination of Lease, dated January 10, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.22	Contract of Termination of Lease, dated January 18, 2006, by and between the Company and Lindian Cactus Farming Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.23	Contract of Termination of Lease, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.24	Contract of Termination of Lease, dated January 13, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.25	Contract of Termination of Lease, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.26	Contract of Termination of Lease, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.27	Contract of Termination of Lease, dated January 5, 2006, by and between the Company and the Dalian River Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.28	Contract of Termination of Lease, dated January 23, 2006, by and between the Company and the Wanbao Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.29	Transfer Agreement for Greenhouse, dated January 13, 2006, by and between the Company and the Lijia Village, Tongling Town Jixi City (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.30	Transfer Agreement for Greenhouse, dated January 18, 2006, by and between the Company and the Lindian Cactus Farming Base. (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.31	Transfer Agreement for Greenhouse, dated January 9, 2006, by and between the Company and the Qiqihar Angangxi Green Park (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.32	Transfer Agreement for Greenhouse, dated January 11, 2006, by and between the Company and the Beian Huashengnongfeng Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.33	Transfer Agreement for Greenhouse, dated January 6, 2006, by and between the Company and the Hongqi Jinxing Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.34	Transfer Agreement for Greenhouse, dated January 17, 2006, by and between the Company and the Hailin Luming Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.35	Transfer Agreement for Greenhouse, dated January 5, 2006, by and between the Company and the Dalian River Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.36	Transfer Agreement for Greenhouse, dated January 23, 2006, by and between the Company and the Wanbao Planting Base (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.37	Transfer Agreement for Greenhouse, dated January 24, 2006, by and between the Company and the Daqing Ranghulu Hi-tech Zone (incorporated by reference to the Form 10QSB filed with the Securities and Exchange Commission on May 15, 2006).
10.38	Preferred Stock Purchase Agreement dated as of March 21, 2008 by and between the Company and T Squared Investments LLC (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).
10.39	Registration Rights Agreement dated as of March 21, 2008 by and between the Company and the Investors named therein (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).
10.40	Common Stock Purchase Warrant “A” (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).

10.41	Common Stock Purchase Warrant “B” (incorporated by reference to the From 8-K filed with the Securities and Exchange Commission on March 27, 2008).
10.42	Form of Preferred Stock Purchase Agreement dated as of July 16, 2008 by and between the Company and T Squared Investments LLC. (incorporated by reference to the Form 8-K filed on July 21, 2008)
10.43	Common Stock Purchase Warrant “A” (incorporated by reference to the Form 8-K filed on July 21, 2008)
10.44	Common Stock Purchase Warrant “B” (incorporated by reference to the Form 8-K filed on July 21, 2008)
10.45	Asset Purchase Agreement dated as of March 25, 2009, between Harbin Hainan Kangda Cactus Health Food Co., Ltd., a wholly owned subsidiary of China Kangtai Cactus Bio-Tech, Inc., and Qitaihe Kangwei Biotechnology Co., Ltd. (incorporated by reference to the Form 8-K filed on March 30, 2009)
10.46	Form of Common Stock Purchase Agreement by and between China Kangtai Cactus Bio-Tech, Inc. and Seaside 88, LP, dated as of November 5, 2009 (incorporated by reference to the Form 8-K filed on November 9, 2009)
10.47	Agreement by and between Harbin Hainan Kangda Cactus Health Food Co., Ltd. and City of Qitaihe, China dated January 27, 2010 (incorporated by reference to the Form 8-K filed on January 28, 2010)
10.48	Termination Agreement by and between China Kangtai Cactus Bio-Tech, Inc. and Seaside 88, LP dated April 30, 2010 (incorporated by reference to the Form 8-K filed on May 3, 2010)
10.49	Asset Purchase Agreement by and between Raoping County Dadi Tobacco Trade Center and Harbin Hainan Kangda Cacti Hygienical Foods Co., Ltd. dated June 28, 2010 (incorporated by reference to the Form 8-K filed on July 2, 2010)
10.50	Investment Agreement by and between China Kangtai Cactus Bio-Tech, Inc. and Kodiak Capital Group, LLC dated July 9, 2010 (incorporated by reference to Form 8-K filed on July 13, 2010)
10.51	Registration Rights Agreement by and between China Kangtai Cactus Bio-Tech, Inc. and Kodiak Capital Group, LLC dated July 9, 2010 (incorporated by reference to Form 8-K filed on July 13, 2010)
10.52	Asset Purchase Agreement of Land Use Right by and between The People’s Government and Baishea Town Taishan City and Harbin Hainan Kangda Cacti Hygiencial Foods Co., Ltd. dated August 25, 2009 (incorporated by reference on Form S-1 filed on July 30, 2010)
10.53	Patent Transfer Agreement of Land Use Right by and between The People’s Government and Baishea Town Taishan City and Harbin Hainan Kangda Cacti Hygiencial Foods Co., Ltd. dated August 25, 2009 (incorporated by reference on Form S-1 filed on July 30, 2010)
10.54	Contract of Employment between China Kangtai Biotech Inc. and Chengzhi Wang dated June 3, 2010 (incorporated by reference on Form S-1 filed on July 30, 2010)
10.55	Contract of Employment between China Kangtai Biotech Inc. and Hong Bu dated June 3, 2010 (incorporated by reference on Form S-1 filed on July 30, 2010)
21.1	List of Subsidiaries (incorporated by reference to the Form 10-KSB filed on April 15, 2008)
23.1	Consent of Independent Registered Public Accounting Firm dated August 26, 2010 (incorporated by reference on Form S-1/A filed on July 30, 2010)
23.2	Consent of Independent Registered Public Accounting Firm dated July 30, 2010 (incorporated by reference on Form S-1 filed on August 27, 2010)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA KANGTAI CACTUS BIO-TECH INC.

By:/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Jinjiang Wang
Date: July 23, 2012

By: /s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial
Hong Bu	and Accounting Officer
Date: : July 23, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Jinjiang Wang	President (CEO) and a Director and Principal Executive Officer
Jinjiang Wang
Date: July 23, 2012

By:/s/ Chengzhi Wang	General Manager and a Director
Chengzhi Wang
Date: : July 23, 2012

By: /s/ Hong Bu	Chief Financial Officer and a Director and Principal Financial
Hong Bu	and Accounting Officer
Date: : July 23, 2012

By:/s/ Jiping Wang	Director
Jiping Wang
Date: July 23, 2012

By: /s/ Song Yang	Director
Song Yang
Date: : July 23, 2012

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

As discussed in Note 20 to the consolidated financial statements, the Company restated its consolidated financial statements for the years ended December 31, 2010 and 2009.

/S/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

March 31, 2011 (except as to Note 20, which is dated as of July 23, 2012)

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, 2010 and 2009

	2010	2009
	(As Restated - Note 20)
ASSETS
Current Assets
Cash and cash equivalents	$2,630,035	$2,918,068

Accounts receivable, net of reserve for allowances, returns and doubtful accounts of $0 and $0, respectively (as restated in 2010 and 2009 - see Note 20)	8,420,117	3,289,854
Inventories	1,385,531	2,440,904
Prepaid expenses	1,644	1,265
Other receivables	500	3,992,562
Total Current Assets	12,437,827	12,642,653

Property, plant and equipment, net of accumulated depreciation of $2,637,629 and $2,112,093, respectively	7,928,050	5,750,876

Other Assets
Land use rights, net of accumulated amortization of $881,720 and $473,151, respectively	19,390,976	17,981,834
Intangible assets, net of accumulated amortization of $1,601,418 and $1,054,531, respectively	9,714,809	316,300

Total Assets	$49,471,662	$36,691,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$306,025	$311,417
Note payable	916,696	885,115
Taxes payable	1,551,198	789,141
Other payable	-	5,042
Total Current Liabilities	2,773,919	1,990,715
Estimated liability for equity-based financial instruments with characteristics of liabilities:

Designated as Series A convertible Preferred Stock (50,000 shares issued and outstanding at December 31, 2010 and 2009, respectively)	51,500	135,500
Warrants	469,705	4,922,860
Total	521,205	5,058,360

Total Liabilities	3,295,124	7,049,075

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding: 50,000 and 50,000 shares, respectively	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 22,255,527 and 20,024,024 shares, at December 31, 2010 and 2009, respectively	22,256	20,024
Additional paid-in capital	14,259,777	11,003,276
Retained earnings
Appropriated	5,253,700	3,881,804
Unappropriated (as restated in 2010 and 2009 - see Note 20)	22,299,679	11,910,308
Accumulated other comprehensive income (Foreign currency translation adjustments)
(as restated in 2010 - see Note 20)	4,341,126	2,827,176
Total stockholders' equity	46,176,538	29,642,588

Total Liabilities and Stockholders' Equity	$49,471,662	$36,691,663

The accompanying notes are an integral part of these consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries Consolidated Statements of Income and Comprehensive Income For the Years Ended December 31, 2010 and 2009

	2010	2009
	(As Restated - Note 20)

Net Sales	$36,029,550	$26,537,356
Cost of Sales	(22,475,015)	(16,016,434)
Gross Profit	13,554,535	10,520,922
Operating Expenses
Selling expenses	117,615	249,083
Research and development	141,830	-
General and administrative expenses	1,394,632	464,697
Depreciation	77,097	77,323
Amortization of land use rights	38,459	38,165
Amortization of intangible assets	498,034	137,227
Total operating expenses (As restated in 2010 and 2009 – See Note 20)	2,267,667	966,495
Income from Operations	11,286,868	9,554,427
Other Income (Expense)
Interest income	687	69
Imputed interest expense	(53,630)	(53,219)
Income (expense) from revaluation of Series A Preferred Stock and A,
B, C, and D warrants with characteristics of liabilities at fair values	3,586,155	(7,926,182)
Net (loss) gain on disposal of property and equipment	(1,666)	495,348
Total Other Income (Expenses)	3,531,546	(7,483,984)
Income before Income Tax	14,818,414	2,070,443
Income tax expense	(3,057,147)	(1,563,421)
Net Income Attributable to Common Stockholders
(as restated in 2010 and 2009 - see Note 20)	$11,761,267	$507,022

Net Income Per Common Share (as restated in 2010 and 2009 - see Note 20)

Basic	$0.56	$0.03

Diluted	$0.56	$0.03

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	20,987,497	18,304,775
Diluted	21,188,102	19,469,714

Comprehensive Income (as restated in 2010 and 2009 - see Note 20):

Net income	$11,761,267	$507,022
Foreign currency translation adjustment	1,513,950	(220,696)

Comprehensive Income	$13,275,217	$286,326

The accompanying notes are an integral part of these financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2010 and 2009
(As Restated - Note 20)

								Accumulated
	Preferred Stock $0.001 par value		Common Stock $0.001 par value		Additional	Unappropriated	Appropriated	other
					paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2008 (as restated - see Note 20) January 1, 2009 cumulative effect of change in accounting principle:	1,150,000	$1,150	$17,885,625	$17,886	$7,819,865	$12,583,985	$2,682,345	$3,047,872	$26,153,103
Reclassification of Series A Preferred Stock and A, B, C, and D Warrants from stockholder's equity to liabilities, including revaluation at fair value of $18,760	(1,150,000)	(1,150)	-	-	(688,850)	18,760	-	-	(671,240)
Balance at January 1, 2009 after cumulative effect adjustment (as restated - see Note 20)	-	-	17,885,625	17,886	7,131,015	12,602,745	2,682,345	3,047,872	25,481,863
Conversion of Series A preferred stock	-	-	1,100,000	1,100	1,948,067	-	-	-	1,949,167
Cashless exercise of A warrants	-	-	598,006	598	1,290,630	-	-	-	1,291,228
Cash exercise of A warrants	-	-	333,334	333	548,334	-	-	-	548,667
Exercise of stock option	-	-	107,059	107	32,011	-	-	-	32,118
Imputed interest on note payable	-	-	-	-	53,219	-	-	-	53,219
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,199,459)	1,199,459	-	-
Net income for the year ended December 31, 2009 (as restated - see Note 20)	-	-	-	-	-	507,022	-	-	507,022
Currency translation adjustment	-	-	-	-	-	-	-	(220,696)	(220,696)
Balance at December 31, 2009	-	-	20,024,024	20,024	11,003,276	11,910,308	3,881,804	2,827,176	29,642,588
Stock issued in connection with investment agreement (Note 15)	-	-	1,000,000	1,000	784,678	-	-	-	785,678
Cost incurred relating to stock issued in connection with investment agreement (Note15)	-	-	-	-	(42,000)	-	-	-	(42,000)

Stock issued for financing cost	-	-	15,000	15	13,035	-	-	-	13,050
Cashless exercise of stock options	-	-	238,503	239	(239)	-	-	-	-
Stock issued for consulting services	-	-	103,000	103	231,997	-	--	-	232,100
Exercise of B warrants	-	-	750,000	750	1,700,250	-	-	-	1,701,000
Exercise of $1.00 stock options	-	-	125,000	125	124,875	-	-	-	125,000
Stock option expense	-	-	-	-	390,275	-	-	-	390,275
Imputed interest on note payable	-	-	-	-	53,630		-	-	53,630
Transfer to statutory and staff welfare reserves	-	-	-	-	-	(1,371,896)	1,371,896	-	-
Net income for the years ended December 31, 2010 (as restated - see Note 20)	-	-	-	-	-	11,761,267	-	-	11,761,267
Currency translation adjustment (as restated - see Note 20)	-	-	-	-	-		-	1,513,950	1,513,950
Balance at December 31, 2010	-	$-	22,255,527	$22,256	$14,259,777	$22,299,679	$5,253,700	$4,341,126	$46,176,538

The accompanying notes are an integral part of these consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009

	2010	2009
	(As Restated - Note 20)
Cash Flows from Operating Activities
Net income (as restated in 2010 and 2009 - see Note 20)	$11,761,267	$507,022
Adjustments to reconcile net income
to net cash provided by operating activities:
(Gain) expense from revaluation of Series A Preferred Stock and	(3,586,155)	7,926,182
A, B, C, and D warrants with characteristics of liabilities at fair values
Issuance of shares in consideration for various services	245,150	-
Issuance of options in consideration for legal services	390,275	-
Cashless exercise of stock options charged to operations	-	32,118
Imputed interest	53,630	53,219
Net gain on disposal of property, plant and equipment	-	(495,348)
Depreciation - cost of sales	396,028	392,999
Depreciation - operating expenses	77,097	77,322
Amortization of land use rights -cost of sales	343,456	146,200
Amortization of land use rights- operating expenses	38,459	38,165
Amortization of intangible assets	498,034	137,227
Loss on disposal of property and equipment	1,665	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,130,263)	1,532,934
Decrease in inventories	1,055,373	935,731
Increase in prepaid expenses	(379)	(260)
Decrease in accounts payable and accrued liabilities	(5,392)	(4,222)
Increase in taxes payable	762,057	218,286
Net cash provided by operating activities (as restated in 2010 and 2009 - see Note 20)	6,900,302	11,497,575
Cash Flows from Investing Activities
Purchase of intangible assets	(9,898,000)	-
Purchase of land use rights	(1,159,237)	(9,710,926)
Purchase of property, plant and equipment	(2,462,438)	-
Purchase of Qitaihe City land use rights and plant and equipment	-	(5,423,830)
(as restated in 2009 - see Note 20)
Net proceeds from disposals of property, plant and equipment and
Qitaihe City land use rights (as restated in 2010 and 2009 - see Note 20)	3,747,926	2,194,500
Collection from (advance to) related party	244,136	(244,636)
Net cash (used for) investing activities (as restated in 2010 and 2009 - see Note 20)	(9,527,613)	(13,184,892)
Cash Flows from Financing Activities
Proceeds from related party	-	5,042
Proceeds from investor	785,678	-
Cost in connection with investment	(42,000)	-
Repayment to related party	(5,042)	-
Cash exercise of options	125,000	250,000
Exercise of B warrants	750,000	-
Net cash provided by financing activities	1,613,636	255,042

Effect of exchange rate changes on cash and cash equivalents (as restated in 2009 - see Note 20)	725,642	(48,554)
Decrease in cash and cash equivalents	(288,033)	(1,480,829)
Cash and cash equivalents, beginning of period	2,918,068	4,398,897
Cash and cash equivalents, end of period	$2,630,035	$2,918,068
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,367,469	$1,419,189

Non-cash investing activities (as restated in 2009 - see Note 20):
Total selling price of December 19, 2009 return of Qitaihe City land use rights and property, plant and
equipment acquired in March 2009 and December 20, 2009 sale of equipment		$5,942,426
Net book value of assets sold		(5,447,078)
Net gain on sales of assets		$495,348

Total selling price of December 19, 2009 return of Qitaihe City land use rights and property, plant and
equipment acquired in March 2009 and December 20, 2009 sale of equipment		$5,942,426
Amount collected in 2009		(2,194,500)
Other receivables at December 31, 2009		$3,747,926

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

Accounts receivable (As Restated – See Note 20)

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. When appropriate, a reserve for allowances and doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable. Past bad debts, returns, and sales adjustments have not been significant.

Harbin sells its products through 17 local distributors in the PRC. Extended payment terms are sometimes requested by customers and distributors. Extending the payment terms results in the Company bearing more risk on potential bad debt and, therefore, the Company has made careful evaluations before extending the credit to its customers and distributors.

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

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE. The adoption of this new guidance did not have a material effect on our financial statements.

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

	In RMB	In USD
Buildings	¥3,643,480	$552,060
Plant equipment and machinery	12,493,800	1,893,061
Total property, plant and equipment	16,137,280	2,445,121
Land use rights	7,650,720	1,159,237
Trademarks	11,212,000	1,698,842
Total	¥35,000,000	$5,303,200

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

NOTE 5 - OTHER RECEIVABLES – (As Restated – See Note 20)

Other receivables at December 31, 2010 and 2009 consisted of:
	2010	2009

Land Center of Qitaihe	$-	$3,116,843
QitaiheTianhe Pharmaceutical Co. Ltd	-	631,083
Due from related party	500	244,636
Total	$500	$3,992,562

Disposal of property, plant and equipment – (As Restated – See Note 20)

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

On November 27, 2009, the Company entered into an agreement with the Government of Qitaihe City and agreed to give up all the rights acquired from the above purchase to the Qitaihe local government for rebuilding the city of Qitaihe. In return for forfeiting the properties purchased, the Company received a total of RMB 36,304,461 (approximately US$5.3 million, of which $2,194,500 was received in December 2009 and $3,116,843 was received in the first quarter 2010) as compensation from the City of Qitaihe. On January 27, 2010, Qitaihe City unilaterally amended the payment terms for the second payment, extending them from original 60 days to 90 days

On December 20, 2009, the Company sold certain equipment it had previously acquired to an unrelated third party in the amount of RMB 4,313,620 (approximately $631,000).

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

NOTE 11 – ESTIMATED LIABILITY FOR EQUITY-BASED FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES

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

At December 31, 2010 and 2009, the fair values of the financial instruments consisted of:

	2010		2009
	Shares / Warrants	Fair Value	Shares / Warrants	Fair Value
Series A Convertible Preferred Stock	50,000	$51,500	50,000	$135,500
B warrants	750,000	153,975	1,500,000	2,839,500
C warrants	500,000	171,550	500,000	992,500
D warrants	600,000	144,180	600,000	1,090,860
Total warrants	1,850,000	469,705	2,600,000	4,922,860
Total Financial Instruments	1,900,000	$521,205	2,650,000	$5,058,360

Below is a reconciliation of the change in the fair values of the financial instruments from January 1, 2009 through December 31, 2010.

	Shares /
	Warrants	Fair Value
Balance, January 1, 2009	5,000,000	$671,240
Revaluation credited to operations	-	(262,725)
Balance, March 31, 2009	5,000,000	408,515
Revaluation charged to operations	-	1,761,440
Balance, June 30, 2009	5,000,000	2,169,955
Conversion of Series A Preferred Stock to Common Stock	(416,667)	(666,667)
Revaluation charged to operations	-	2,738,135
Balance, September 30, 2009	4,583,333	4,241,423
Conversion of Series A Preferred Stock to Common Stock	(683,333)	(1,282,500)
Exercise of A warrants	(1,250,000)	(1,589,895)
Revaluation charged to operations	-	3,689,332
Balance, December 31, 2009	2,650,000	5,058,360
Exercise of B warrants	(475,000)	(612,750)
Revaluation credited to operations	-	(1,515,915)
Balance, March 31, 2010	2,175,000	2,929,695
Exercise of B warrants	(275,000)	(338,250)
Revaluation credited to operations	-	(1,435,280)
Balance, June 30, 2010	1,900,000	1,156,165
Revaluation credited to operations	-	(505,305)
Balance, September 30, 2010	1,900,000	650,860
Revaluation credited to operations	-	(129,655)
Balance, December 31, 2010	1,900,000	$521,205

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	2010	2009
Expected tax at 35% (as restated in 2010 and 2009 – Note 20)	$5,186,445	$724,655
(Non-taxable income) nondeductible expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair value	(1,255,154)	2,774,164
Tax effect of unutilized losses of US China Kangtai and BVI China Kangtai	289,618	63,797
Tax effect of PRC income taxed at lower rate (as restated in 2010 and 2009 – Note 20)	(1,163,762)	(1,999,195)
Actual provision for income taxes	$3,057,147	$1,563,421

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

  no injunction has been issued and remains in force, and no action has been commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the Shares; and .

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

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at December 31, 2010 and 2009 and for the years then ended (which were previously included in the Company’s Form 10-K/A filed with the SEC on April 15, 2011) in order to correct the recording of the provisions for reserve for allowances, returns and doubtful accounts.

As previously reported, the Company deferred gross profit on sales of products estimated to be excess product in our distribution channel by expensing the provision for reserve for allowances, returns and doubtful accounts and increasing the balance sheet reserve for allowances, returns and doubtful accounts (which was reflected parenthetically on the consolidated balance sheet as a reduction of accounts receivable). As restated, the Company has eliminated that part of the provisions for reserve for allowances, returns, and doubtful accounts relating to estimated excess product in our distribution channel and has adjusted the reserve to $0 at December 31, 2010 and 2009 based on the aging of the related accounts receivable and our historical experience of inconsequential returns and bad debts.

The Company has also restated its consolidated statements of cash flows for the years ended December 31, 2010 and 2009 in order to (1) correct the presentation of the receipt of proceeds from the December 19, 2009 sale of Qitaihe City land use rights and property, plant and equipment and (2) correct dates stated in paragraph 3 of Note 5 of the December 31, 2010 Form 10-K/A.

Paragraph 3 of Note 5 of the December 31, 2010 Form 10-K/A (filed with the SEC on April 15, 2011) incorrectly stated that a draft agreement with the Government of Qitaihe City for sale of Qitaihe City land use rights and property, plant and equipment was entered into December 19, 2009 and that an agreement of forfeiting was signed on January 27, 2010. In fact, the definitive agreement was signed on November 27, 2009. On January 27, 2010, Qitaihe City unilaterally amended the payment terms for the second payment, extending them from the original 60 days to 90 days.

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2010 follows:

BALANCE SHEET AS OF DECEMBER 31, 2010

ASSETS
Current Assets	As Previously Reported		Adjustments	As Restated
Cash and cash equivalents	$2,630,035		$-	$2,630,035
Accounts receivable, net of reserve for allowances, returns and doubtful accounts	7,416,090	(a)	1,004,027	8,420,117
Inventories	1,385,531		-	1,385,531
Prepaid expenses	1,644		-	1,644
Other receivables	500		-	500
Total Current Assets	11,433,800		1,004,027	12,437,827
Property, plant and equipment, net Other Assets	7,928,050		-	7,928,050
Land use rights, net of accumulated amortization	19,390,976		-	19,390,976
Intangible assets, net of accumulated amortization	9,714,809		-	9,714,809
TOTAL ASSETS	$48,467,635		$1,004,027	$49,471,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Total Liabilities	$3,295,124		$-	$3,295,124
Stockholders' Equity
Common stock	22,256		-	22,256
Additional paid-in capital	14,259,777		-	14,259,777

Retained earnings				-
Appropriated	5,253,700		-	5,253,700
Unappropriated	21,322,790	(a)	976,889	22,299,679
Accumulated other comprehensive income	4,313,988	(a)	27,138	4,341,126
Total stockholders' equity	45,172,511		1,004,027	46,176,538
Total Liabilities and Stockholders' Equity	$48,467,635		$1,004,027	$49,471,662

The effect of the restatement adjustments on the consolidated statement of income and comprehensive income for the year ended December 31, 2010 follows:

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010

	As Previously Reported		Adjustments	As Restated

Net Sales	$36,029,550		$-	$36,029,550
Cost of Sales	(22,475,015)		-	(22,475,015)
Gross Profit	13,554,535		-	13,554,535

Operating Expenses
Selling expenses	117,615		-	117,615
(Reduction) in provision for reserve for
allowances, returns and doubtful accounts	(29,708	)(a)	29,708	-
Research and development	141,830		-	141,830
General and administrative expenses	1,394,632		-	1,394,632
Depreciation	77,097		-	77,097
Amortization of land use rights	38,459		-	38,459
Amortization of intangible assets	498,034		-	498,034
Total operating expenses	2,237,959		29,708	2,267,667
Income from Operations	11,316,576		(29,708)	11,286,868

Total Other Income (Expenses)	3,531,546		-	3,531,546
Income before Income Tax	14,848,122		(29,708)	14,818,414
Income tax expense	(3,057,147)		-	(3,057,147)
Net Income Attributable to Common
Stockholders	$11,790,975		$(29,708)	$11,761,267

Net Income Per Common Share:
Basic	$0.56		$-	$0.56
Diluted	$0.56		$-	$0.56

Weighted Average Number of Common Shares
Used to Compute Earnings per Common Share:
Basic	20,987,497		-	20,987,497
Diluted	21,188,102		-	21,188,102

Comprehensive Income:
Net income	$11,790,975		$(29,708)	$11,761,267

Foreign currency translation adjustment	1,486,812	(a)	27,138	1,513,950
Comprehensive Income	$13,277,787		$(2,570)	$13,275,217

The effect of the restatement adjustments on the consolidated statement of cash flows for the year ended December 31, 2010 follows:

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010

	As Previously
	Reported		Adjustments	As Reported
Cash Flows from Operating Activities

Net income	$11,790,975	(a)	$(29,708)	$11,761,267
Adjustments to reconcile net income to net cash provided by operating activities: Income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(3,586,155)		-	(3,586,155)
Issuance of shares in consideration for various
services	245,150		-	245,150
Issuance of options in consideration for legal services	390,275		-	390,275
Imputed interest	53,630		-	53,630
Reduction in provision for reserve for allowance,
returns and doubtful accounts	(29,708	)(a)	29,708	-
Depreciation - cost of sales	396,028		-	396,028
Depreciation - operating expenses	77,097		-	77,097
Amortization of land use rights -cost of sales	343,456		-	343,456
Amortization of land use rights- operating expenses	38,459		-	38,459
Amortization of intangible assets	498,034		-	498,034
Loss on disposal of property and equipment	1,665		-	1,665
Changes in operating assets and liabilities:			-	-
Increase in accounts receivable	(5,130,263)		-	(5,130,263)
Decrease in inventories	1,055,373		-	1,055,373
Increase in prepaid expenses	(379)		-	(379)

Decrease in other receivables	3,747,926	(b)	(3,747,926)	-
Decrease in accounts payable and accrued liabilities	(5,392)		-	(5,392)
Increase in taxes payable	762,057		-	762,057
Net cash provided by operating activities	10,648,228		(3,747,926)	6,900,302
Cash Flows from Investing Activities
Purchase of intangible assets	(9,898,000)		-	(9,898,000)
Purchase of land use rights	(1,159,237)		-	(1,159,237)
Purchase of property, plant and equipment	(2,462,438)		-	(2,462,438)
Net proceeds from disposals of property, plant and
equipment and Qitaihe City land use rights	- (b)		3,747,926	3,747,926
Collection from (advance to) related party	244,136		-	244,136
Net cash (used for) investing activities	(13,275,539)		3,747,926	(9,527,613)

Net cash provided by financing activities	1,613,636		-	1,613,636
	725,642		-	725,642
Effect of exchange rate changes on cash
Decrease in cash and cash equivalents	(288,033)		-	(288,033)
	2,918,068		-	2,918,068
Cash and cash equivalents, beginning of period
	$2,630,035		$-	$2,630,035
Cash and cash equivalents, end of period
Supplemental disclosures of cash flow information:
Interest paid	$-		$-	$-
Income taxes paid	$2,367,469		$-	$2,367,469

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2009 follows:

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2009

ASSETS

Current Assets	As Previously Reported		Adjustments	As Restated
Cash and cash equivalents	$2,918,068		$-	$2,918,068
Accounts receivable, net of reserve for
allowances, returns and doubtful accounts	2,283,257	(c)	1,006,597	3,289,854
Inventories	2,440,904		-	2,440,904
Prepaid expenses	1,265		-	1,265
Other receivables	3,992,562		-	3,992,562
Total Current Assets	11,636,056		1,006,597	12,642,653
Property, plant and equipment, net	5,750,876		-	5,750,876
Other Assets
Land use rights, net of accumulated amortization	17,981,834		-	17,981,834
Intangible assets, net of accumulated
amortization	316,300		-	316,300
TOTAL ASSETS	$35,685,066		$1,006,597	$36,691,663

LIABILITIES AND STOCKHOLDERS'
EQUITY
Total Liabilities	$7,049,075		$-	$7,049,075
Stockholders' Equity
Common stock	20,024		-	20,024
Additional paid-in capital	11,003,276		-	11,003,276
Retained earnings				-
Appropriated	3,881,804		-	3,881,804
Unappropriated	10,903,711	(c)	1,006,597	11,910,308
Accumulated other comprehensive income	2,827,176			2,827,176
Total stockholders' equity	28,635,991		1,006,597	29,642,588

Total Liabilities and Stockholders' Equity	$35,685,066		$1,006,597	$36,691,663

The effect of the restatement adjustments on the consolidated statement of income and comprehensive income for the year ended December 31, 2009 follows:

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009

As Previously Reported	Adjustments	As Restated
Net Sales	$26,537,356	$-	$26,537,356
Cost of Sales	(16,016,434)	-	(16,016,434)
Gross Profit	10,520,922	-	10,520,922

Operating Expenses
Selling expenses	249,083	-	249,083
Provision for reserve for allowance, returns and doubtful accounts	26,897	(c) (26,897)	-
General and administrative expenses	464,697	-	464,697
Depreciation	77,323	-	77,323
Amortization of land use rights	38,165	-	38,165
Amortization of intangible assets	137,227	-	137,227
Total operating expenses	993,392	(26,897)	966,495
Income from Operations	9,527,530	26,897	9,554,427

Total Other Income (Expenses)	(7,483,984)	-	(7,483,984)
Income before Income Tax	2,043,546	26,897	2,070,443
Income tax expense	(1,563,421)	-	(1,563,421)
Net Income Attributable to Common Stockholders	$480,125	$26,897	$507,022

Net Income For Common Share:
Basic	$0.03	$-	$0.03
Diluted	$0.02	$0.01	$0.03

Weighted Average Number of Common Shares
Used to Compute Earnings per Common Share:
Basic	18,304,775	-	18,304,775
Diluted	19,469,714	-	19,469,714

Comprehensive Income:
Net income	$480,125	$26,897	$507,022
Foreign currency translation adjustment	(220,696)	-	(220,696)
Comprehensive Income	$259,429	$26,897	$286,326

The effect of the restatement adjustments on the consolidated statement of cash flows for the year ended December 31, 2009 follows:

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009

	As Previously Reported		Adjustments	As Reported
Cash Flows from Operating Activities

Net income	$480,125	(c)	$26,897	$507,022
Adjustments to reconcile net income to net cash provided by operating activities:
Expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	7,926,182		-	7,926,182
Stock option expense	32,118		-	32,118
Imputed interest	53,219		-	53,219
Provision for allowances, returns and doubtful accounts	26,897	(c)	(26,897)	-
Net gain on disposal of property, plant and equipment	(495,348)		-	(495,348)
Depreciation - cost of sales	392,999		-	392,999
Depreciation - operating expenses	77,322		-	77,322
Amortization of land use rights -cost of sales	146,200		-	146,200
Amortization of land use rights- operating expenses	38,165		-	38,165
Amortization of intangible assets	137,227		-	137,227
Changes in operating assets and liabilities:			-	-
Decrease in accounts receivable	1,532,934		-	1,532,934
Decrease in inventories	935,731		-	935,731
Increase in prepaid expenses	(260)		-	(260)
Increase in other receivables	(3,747,926	)(d)	3,747,926	-
Decrease in accounts payable and accrued liabilities	(4,222)		-	(4,222)
Increase in taxes payable	218,286		-	218,286
Net cash provided by operating activities	7,749,649		3,747,926	11,497,575
Cash Flows from Investing Activities
Purchase of land use rights	(9,710,926)		-	(9,710,926)
Purchase of Qitaihe City land use rights and property, plant and equipment	(d)		(5,423,830)	(5,423,830)
Proceeds from disposals of property, plant and equipment	495,348	(d)	1,699,152	2,194,500
Advance to related party	(244,636)		-	(244,636)
Net cash (used for) investing activities	(9,460,214)		(3,724,678)	(13,184,892)

Net cash provided by financing activities	255,042		-	255,042
Effect of exchange rate changes on cash	(25,306	)(d)	(23,248)	(48,554)
Decrease in cash and cash equivalents	(1,480,829)		-	(1,480,829)
	4,398,897		-	4,398,897
Cash and cash equivalents, beginning of period
	$2,918,068		$-	$2,918,068
Cash and cash equivalents, end of period

Supplemental disclosures of cash flow information:
Interest paid	$-		$-	$-
Income taxes paid	$1,419,189		$-	$1,419,189

Legend:

(a)	To eliminate 2010 provision for reserve for allowances relating to excess product and reserve for allowances relating to excess product.

(b)	To reclassify the classification of 2010 proceeds received from the Company’s 2009 Qitaihe City land use rights disposal.

(c)	To eliminate 2009 provision for reserve for allowances relating to excess product and reserve for allowances relating to excess product.

(d)	To reclassify the classification of 2009 purchase and proceeds received from the Company’s 2009 Qitaihe City land use rights purchase and disposal.