Form 10-Q/A
period 2011-09-30
China Kangtai Cactus Bio-tech, Inc.
filed 2012-07-23
CIK 1017699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 18, 2012 the issuer had outstanding 22,355,527 shares of common stock, $0.001 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends the quarterly report on Form 10-Q for the quarter ended September 30, 2011, originally filed on November 14, 2011 (the "Original Filing"), of China Kangtai Cactus Bio-tech Inc. (the “Company”), to make certain corrections in response to SEC Staff comments.

As now discussed in Note 20 to the condensed consolidated financial statements in the Amended Filing, the Company has restated its consolidated financial statements at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 in order to correct the recording of the provisions for reserve for allowances, returns and doubtful accounts. In addition, the Company’s condensed consolidated financial statements at December 31, 2010 (which were previously included in the Company’s Form 10-K/A filed with the SEC on April 15, 2011) were amended on July 23, 2012 in order to correct the recording of provisions for reserve for allowances, returns and doubtful accounts at December 31, 2010 and 2009 and for the years then ended, resulting in the December 31, 2010 Condensed Consolidated Balance Sheet presented in the Amended Filing.

Accordingly, as previously reported, the Company deferred gross profit on sales of products estimated to be excess product in our distribution channel by expensing the provision for reserve for allowances, returns and doubtful accounts and increasing the balance sheet reserve for allowances, returns and doubtful accounts (which was reflected parenthetically on the condensed consolidated balance sheet as a reduction of accounts receivable). As restated, the Company has eliminated that part of the provisions for reserve for allowances, returns, and doubtful accounts relating to estimated excess product in our distribution channel and has adjusted the reserve to $0 at September 30, 2011 and December 31, 2010 based on the aging of the related accounts receivable and our historical experience of inconsequential returns and bad debts.

In addition, as now discussed in Note 20 to the condensed consolidated financial statements in the Amended Filing, the Company has also restated its condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 in order to correct the presentation of the receipt of proceeds from the December 19, 2009 sale of Qitaihe City land use rights and property, plant and equipment. As presented in the Company’s Form 10-Q as originally filed, the statement of cash flows for the nine months ended September 30, 2011 reflected $3,737,926 of proceeds from the disposal of property, plant and equipment as “collection of other receivables” that were included within cash flows from operating activities. This Amended Filing correctly represents the proceeds of the disposals, which included $$3,116,843 attributed to the Qitaihe City sale received in the first quarter of 2010, as cash flows from investing activities along with the $631,043 proceeds from the sale of equipment to another party in December 2009 received by the Company in the first quarter of 2010.

As a result of the revisions in Part I, Item 1 (financial statements) of this Amended Filing, Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, is revised to incorporate all the revisions made to Part I, Item 1 as stated in the previous paragraph.

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

	CHINA KANGTAI CACTUS BIO-TECH INC.
	FORM 10-Q

	Quarterly Period Ended September 30, 2011

	INDEX

PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine months ended September 30, 2011 and 2010 (Unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2011	5-37
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
PART II. OTHER INFORMATION		48
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	(Removed and Reserved)	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
SIGNATURES		50

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2011	2010
	(Unaudited)
	(As Restated - Note 20)
ASSETS
Current Assets
Cash and cash equivalents	$5,218,775	$2,630,035
Accounts receivable, net of reserve for allowances, returns, and doubtful accounts of $0 and $0, respectively (as restated - Note 20)	13,223,443	8,420,117
Inventories	4,919,235	1,385,531
Prepaid expenses	36,542	1,644
Other receivables	-	500
Total Current Assets	23,397,995	12,437,827

Property, plant and equipment, net of accumulated depreciation of $2,626,919 and $2,637,629, respectively	7,451,827	7,928,050

Other Assets
Land use rights, net of accumulated amortization of $1,239,119 and $881,720, respectively	19,740,019	19,390,976
Intangible assets, net of accumulated amortization of $2,556,607 and $1,601,418, respectively	9,153,954	9,714,809

Total Assets	$59,743,795	$49,471,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$242,403	$306,025
Note payable	948,640	916,696
Taxes payable	1,790,167	1,551,198
Other payable - related party	37,132	-
Total Current Liabilities	3,018,342	2,773,919

Estimated liability for equity-based financial instruments with characteristics of liabilities:

Designated as Series A convertible Preferred Stock (0 and 50,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	-	51,500
Warrants	-	469,705
Total	-	521,205

Total Liabilities	3,018,342	3,295,124

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, par value $.001 per share; authorized 200,000,000 shares; issued and outstanding: 0 and 50,000 shares, respectively (included in liabilities)	-	-
Common stock, par value $.001 per share; authorized 200,000,000 shares, issued or issuable and outstanding: 22,355,527 and 22,255,527 shares at September 30, 2011 and December 31, 2010, respectively	22,356	22,256
Additional paid-in capital	14,369,565	14,259,777
Retained earnings
Appropriated	6,319,764	5,253,700
Unappropriated (as restated - Note 20)	29,935,167	22,299,679
Accumulated other comprehensive income (Foreign currency translation adjustments) (as restated - Note 20)	6,078,601	4,341,126
Total stockholders' equity	56,725,453	46,176,538

Total Liabilities and Stockholders' Equity	$59,743,795	$49,471,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(As Restated - Note 20)		(As Restated - Note 20)

Net Sales	$13,253,911	$9,522,875	$29,210,747	$23,775,318
Cost of Sales	(8,313,539)	(5,902,532)	(18,623,857)	(15,367,229)
Gross Profit From Sales	4,940,372	3,620,343	10,586,890	8,408,089

Production Revenue from Shandong Qingdao Processing Agreement, net of Company raw material costs and processing fees incurred to Shandong Qingdao totaling $1,203,551 and $2,726,861 for the three and nine months ended September 30, 2011, respectively	934,664	-	2,307,139	-

Total Gross Profit	5,875,036	3,620,343	12,894,029	8,408,089

Operating Expenses
Selling expenses	38,867	30,287	108,121	88,702
Provision for (reduction in) reserve for allowances, returns and doubtful accounts	-	-	-	-
Research and development	-	36,940	23,243	140,955
General and administrative expenses	117,891	207,170	475,869	1,194,560
Depreciation	26,663	19,262	72,001	57,369
Amortization of land use rights	17,649	6,052	52,285	25,120
Amortization of intangible assets	297,883	198,037	882,522	332,671
Total operating expenses	498,953	497,748	1,614,041	1,839,377
Income from Operations (as restated for the three month and nine month periods ended September 30, 2011 and 2010 - Note 20)	5,376,083	3,122,595	11,279,988	6,568,712

Other Income (Expense)
Interest income	1,686		3,729	243
Imputed interest expense	(14,138)	(13,409)	(41,888)	(39,999)
Income (expense) from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	-	505,305	475,205	3,456,500
Loss on foreign exchange transactions	(7,410)	-	(7,410)	-
Loss on disposal of property and equipment	-	(1,666)	(150,542)	(2,085)
Total Other Income (Expenses)	(19,862)	490,230	279,094	3,414,659
Income before Income Tax	5,356,221	3,612,825	11,559,082	9,983,371
Income tax expense	(1,369,648)	(805,608)	(2,857,530)	(1,853,317)
Net Income Attributable to Common Stockholders (as restated for the three month and nine month periods ended September 30, 2011 and 2010 - Note 20)	$3,986,573	$2,807,217	$8,701,552	$8,130,054

Net Income Per Common Share
Basic	$0.18	$0.13	$0.39	$0.39
Diluted	$0.18	$0.13	$0.39	$0.38

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	22,355,527	21,227,527	22,328,421	20,850,175
Diluted	22,355,527	21,563,684	22,332,633	21,336,042

Comprehensive Income: (as restated for the three month and nine month periods ended September 30, 2011 and 2010 - Note 20)
Net income	$3,986,573	$2,807,217	$8,701,552	$8,130,054
Foreign currency translation adjustment	715,814	543,577	1,737,475	880,920
Comprehensive Income	$4,702,387	$3,350,794	$10,439,027	$9,010,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2011 (Unaudited) and the Year Ended December 31, 2010
(As Restated - Note 20)

	Common Stock $0.001 par value		Additional	Unappropriated	Appropriated	Accumulated other
			paid-in	retained	retained	comprehensive
	Shares	Amount	capital	earnings	earnings	income	Total

Balance at December 31, 2009	20,024,024	$20,024	$11,003,276	$11,910,308	$3,881,804	$2,827,176	$29,642,588
Stock issued in connection with investment agreement (Note 13)	1,000,000	1,000	784,678	-	-	-	785,678
Cost incurred relating to stock issued in connection with investment agreement (Note13)	-	-	(42,000)	-	-	-	(42,000)
Stock issued for financing cost	15,000	15	13,035	-	-	-	13,050
Cashless exercise of stock options	238,503	239	(239)	-	-	-	-
Stock issued for consulting services	103,000	103	231,997	-	-	-	232,100
Exercise of B warrants	750,000	750	1,700,250	-	-	-	1,701,000
Exercise of $1.00 stock options	125,000	125	124,875	-	-	-	125,000
Stock option expense	-	-	390,275	-	-	-	390,275
Imputed interest on note payable	-	-	53,630	-	-	-	53,630
Transfer to statutory and staff welfare reserves	-	-	-	(1,371,896)	1,371,896	-	-
Net income for the year ended December 31, 2010 (as restated - Note 20)	-	-	-	11,761,267	-	-	11,761,267
Currency translation adjustment (as restated - Note 20)	-	-	-	-	-	1,513,950	1,513,950
Balance at December 31, 2010	22,255,527	22,256	14,259,777	22,299,679	5,253,700	4,341,126	46,176,538
Conversion of Series A Preferred Stock to common stock	50,000	50	45,950	-	-	-	46,000
Stock issued for consulting services	50,000	50	21,950	-	-	-	22,000
Imputed interest on note payable	-	-	41,888	-	-	-	41,888
Transfer to statutory and staff welfare reserves	-	-	-	(1,066,064)	1,066,064	-	-
Net income for the nine months ended September 30, 2011 (as restated - Note 20)	-	-	-	8,701,552	-	-	8,701,552
Currency translation adjustment (as restated - Note 20)	-	-	-	-	-	1,737,475	1,737,475
Balance at September 30, 2011 (Unaudited)	22,355,527	$22,356	$14,369,565	$29,935,167	$6,319,764	$6,078,601	$56,725,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Kangtai Cactus Bio-Tech Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	2011	2010
	(As Restated - Note 20)
Cash Flows from Operating Activities
Net income	$8,701,552	$8,130,054
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) expense from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(475,205)	(3,456,500)
Issuance of shares in consideration for various services	22,000	217,800
Issuance of options in consideration for legal services	-	390,275
Imputed interest	41,888	39,999
Depreciation - cost of sales	408,242	256,703
Depreciation - operating expenses	72,001	57,369
Amortization of land use rights -cost of sales	268,097	237,735
Amortization of land use rights- operating expenses	52,285	25,120
Amortization of intangible assets	882,522	332,671
Loss on disposal of property and equipment	150,542	2,085
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,803,326)	(4,118,330)
(Increase) decrease in inventories	(3,533,704)	749,424
Increase in prepaid expenses	(34,898)	(1,321)
Decrease in accounts payable and accrued liabilities	(63,622)	(82,680)
(Decrease) increase in taxes payable	238,969	350,210
Net cash provided by operating activities (as restated in 2011 and 2010 - Note 20)	1,927,343	3,130,614
Cash Flows from Investing Activities
Purchase of intangible assets	-	(8,088,226)
Purchase of property, plant and equipment	-	(17,083)
Proceeds from sale of property and equipment	112,157	-
Proceeds from disposals of property, plant and equipment and Qitaihe City land use rights	-	3,747,926
Collection of other receivables from related party	500	223,379
Deposit in connection with Asset Purchase Agreement	-	(2,690,460)
Net cash provided by (used in) investing activities (as restated in 2009 - Note 20)	112,657	(6,824,464)
Cash Flows from Financing Activities
Proceeds from related party	37,132	-
Repayment to related party	-	(5,042)
Cash exercise of options	-	125,000
Exercise of B warrants	-	750,000
Net cash provided by financing activities	37,132	869,958
Effect of exchange rate changes on cash and cash equivalents	511,608	455,222
Increase in cash and cash equivalents	2,588,740	(2,368,670)
Cash and cash equivalents, beginning of period	2,630,035	2,918,068
Cash and cash equivalents, end of period	$5,218,775	$549,398

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,558,662	$1,565,650

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

Harbin sells its products through 17 local distributors in the PRC. Extended payment terms are sometimes requested by customers and distributors. Extending the payment terms results in the Company bearing more risk of a potential bad debt and, therefore, the Company has made careful evaluations before extending the credit to its customers and distributors.

As of September 30, 2011 and December 31, 2010, the aging of accounts receivable were as follows:

	September 30,	December 31,
Accounts Receivable Age	2011	2010
0 to 30 days	$6,211,148	$4,444,142
31 to 60 days	4,466,668	3,865,598
61 to 90 days	2,011,084	110,377
91 to 120 days	430,250	-
121 to 180 days	104,293	-
Over 180 days	-	-
Total	13,223,443	8,420,117
Less reserve for allowances, returns, and doubtful accounts	-	-
Net	$13,223,443	$8,420,117

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

Revenue Recognition (As Restated – See Note 20)

The Company enters into separate standardized calendar year annual renewable distribution agreements with distributors or customers. The distributor or customer is to arrange for pick-up of the goods from the Company’s premises. The distributor or customer pays the delivery costs and hires the delivery trucks. The distribution agreements provide for inspection by the buyer of the quality of the product upon pick-up by the buyer or their carrier agent and resolution of any defects in quality with the Company. The Company does not have a history of significant returns or credits due to quality. The cost of freight insurance, if any, is the responsibility of the distributor and the Company is not responsible for any damage to or loss of goods in transit from its facilities. For the foregoing reasons, title to the goods transfers to the buyer upon pick-up from the Company’s premises.

Sales of products are recognized when title to the product and risk of loss transfer to the customer (which depends on the customer) provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable. As outlined in the preceding paragraph, title passes to the customer at the time of delivery.

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

	In RMB	In USD
Buildings	¥3,643,480	$571,298
Plant equipment and machinery	12,493,800	1,959,028
Total property, plant and equipment	16,137,280	2,530,326
Land use rights	7,650,720	1,199,633
Trademarks	11,212,000	1,758,041
Total	¥35,000,000	$5,488,000

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

16

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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income before income taxes. The sources of the difference follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected tax at 35% (as restated – Note 20)	$1,874,677	$1,264,489	$4,045,679	$3,494,180
Non-taxable income from revaluation of Series A Preferred
Stock and A, B, C, and D warrants with characteristics of liabilities at fair value		(176,857)	(166,322)	(1,209,775)
Tax effect of unutilized losses of US China Kangtai and BVI China Kangtai	14,258	13,760	60,898	253,817
Tax effect of PRC income taxed at lower rate (as restated – Note 20)	(519,287)	(295,784)	(1,082,725)	(684,905)
Actual provision for income taxes	$1,369,648	$805,608	$2,857,530	$1,853,317

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

NOTE 20 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 in order to correct the recording of the provisions for reserve for allowances, returns and doubtful accounts. In addition, the Company’s condensed consolidated financial statements at December 31, 2010 (which were previously included in the Company’s Form 10K/A filed with the SEC on April 15, 2011) were amended on July 23, 2012 in order to correct the recording of provisions for reserve for allowances, returns and doubtful accounts at December 31, 2010 and 2009 and for the years then ended, resulting in the December 31, 2010 Condensed Consolidated Balance Sheet presented in the amended filing.

As previously reported, the Company deferred gross profit on sales of products estimated to be excess product in our distribution channel by expensing the provision for reserve for allowances, returns and doubtful accounts and increasing the balance sheet reserve for allowances, returns and doubtful accounts (which was reflected parenthetically on the consolidated balance sheet as a reduction of accounts receivable). As restated, the Company has eliminated that part of the provisions for reserve for allowances, returns, and doubtful accounts relating to estimated excess product in our distribution channel and has adjusted the reserve to $0 at September 30, 2011 and December 31, 2010 based on the aging of the related accounts receivable and our historical experience of inconsequential returns and bad debts.

In addition, the Company has also restated its condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 in order to correct the presentation of the receipt of proceeds from the December 19, 2009 sale of Qitaihe City land use rights and property, plant and equipment. As presented in the Company’s 10Q as originally filed the statement of cash flows for the nine months ended September 30, 2011 reflected $3,737,926 of proceeds from the disposal of property, plant and equipment as “collection of other receivables” that were included within cash flows from operating activities. This amended filing correctly presents the proceeds of the disposals, which included $$3,116,843 attributed to the Qitaihe City sale received in the first quarter of 2010, as cash flows from investing activities along with the $631,043 proceeds from the sale of equipment to another party in December 2009 received by the Company in the first quarter of 2010.

The effect of the restatement adjustments on the condensed consolidated balance sheet at September 30, 2011 follows:

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2011

ASSETS
		As
		Previously
Current Assets		Reported			Adjustments		As Restated
	$			$		$
Cash and cash equivalents		5,218,775			-		5,218,775
Accounts receivable, net of reserve for allowances, returns and doubtful accounts		12,163,329	(a)		1,060,114		13,223,443
Inventories		4,919,235			-		4,919,235
Prepaid expenses		36,542			-		36,542
Total Current Assets		22,337,881			1,060,114		23,397,995
Property, plant and equipment, net		7,451,827			-		7,451,827
Other Assets
Land use rights, net of accumulated amortization		19,740,019			-		19,740,019
Intangible assets, net of accumulated amortization		9,153,954			-		9,153,954
TOTAL ASSETS		$58,683,681			$1,060,114		$59,743,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Total Liabilities		$3,018,342			$-		$3,018,342
Stockholders' Equity
Common stock		22,356			-		22,356
Additional paid-in capital		14,369,565			-		14,369,565
Retained earnings							-
Appropriated		6,319,764			-		6,319,764
Unappropriated		28,937,336	(a)		997,831		29,935,167
Accumulated other comprehensive income		6,016,318	(a)		62,283		6,078,601
Total stockholders' equity		55,665,339			1,060,114		56,725,453
Total Liabilities and Stockholders' Equity		$58,683,681			$1,060,114		$59,743,795

The effect of the restatement adjustments on the consolidated balance sheet at December 31, 2010 follows:

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2010

ASSETS
	As Previously
Current Assets	Reported		Adjustments	As Restated
Cash and cash equivalents	$2,630,035		$-	$2,630,035
Accounts receivable, net of reserve for allowances, returns and doubtful accounts	7,416,090	(a)	1,004,027	8,420,117
Inventories	1,385,531		-	1,385,531
Prepaid expenses	1,644		-	1,644
Other receivables	500		-	500
Total Current Assets	11,433,800		1,004,027	12,437,827
Property, plant and equipment, net	7,928,050		-	7,928,050
Other Assets
Land use rights, net of accumulated amortization	19,390,976		-	19,390,976
Intangible assets, net of accumulated amortization	9,714,809		-	9,714,809
TOTAL ASSETS	$48,467,635		$1,004,027	$49,471,662

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$3,295,124		$-	$3,295,124
Stockholders' Equity
Common stock	22,256		-	22,256
Additional paid-in capital	14,259,777		-	14,259,777
Retained earnings				-
Appropriated	5,253,700		-	5,253,700
Unappropriated	21,322,790	(a)	976,889	22,299,679
Accumulated other comprehensive income	4,313,988	(a)	27,138	4,341,126
Total stockholders' equity	45,172,511		1,004,027	46,176,538
Total Liabilities and Stockholders' Equity	$48,467,635		$1,004,027	$49,471,662

The effect of the restatement adjustments on the condensed consolidated statement of income and comprehensive income for the three months ended September 30, 2011 follows:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

	As Previously
	Reported	Adjustments	As Restated
Net Sales	$13,253,911	$-	$13,253,911
Cost of Sales	(8,313,539)	-	(8,313,539)
Gross Profit From Sales	4,940,372	-	4,940,372

Production Revenue from Shandong Qingdao Processing Agreement, net of Company raw material costs and processing fees incurred to Shandong Qingdao totaling $1,203,551 for the three months ended September 30, 2011	934,664	-	934,664

Total Gross Profit	5,875,036	-	5,875,036

Operating Expenses
Selling expenses	38,867	-	38,867
Provision for reserve for allowances, returns and doubtful accounts	609 (a)	(609)	-
General and administrative expenses	117,891	-	117,891
Depreciation	26,663	-	26,663
Amortization of land use rights	17,649	-	17,649
Amortization of intangible assets	297,883	-	297,883
Total operating expenses	499,562	(609)	498,953
Income from Operations	5,375,474	609	5,376,083

Total Other Expenses	(19,862)	-	(19,862)
Income before Income Tax	5,355,612	609	5,356,221
Income tax expense	(1,369,648)	-	(1,369,648)
Net Income Attributable to Common Stockholders	$3,985,964	$609	$3,986,573

Net Income Per Common Share:
Basic	$0.18	$-	$0.18
Diluted	$0.18	$-	$0.18

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	22,355,527	-	22,355,527
Diluted	22,355,527	-	22,355,527

Comprehensive Income:
Net income	$3,985,964	$609	$3,986,573
Foreign currency translation
adjustment	702,033 (a)	13,781	715,814
Comprehensive Income	$4,687,997	$14,390	$4,702,387

The effect of the restatement adjustments on the condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2011 follows:

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	As Previously
	Reported		Adjustments	As Restated

Net Sales	$29,210,747		$-	$29,210,747
Cost of Sales	(18,623,857)		-	(18,623,857)
Gross Profit From Sales	10,586,890		-	10,586,890

Production Revenue from Shandong Qingdao Processing Agreement, net of Company raw material costs and processing fees incurred to Shandong Qingdao totaling $2,726,861 for the nine months ended September 30, 2011	2,307,139		-	2,307,139

Total Gross Profit	12,894,029		-	12,894,029

Operating Expenses
Selling expenses	108,121		-	108,121
Provision for reserve for allowances, returns and doubtful accounts	20,942	(a)	(20,942)	-
Research and development	23,243		-	23,243
General and administrative expenses	475,869		-	475,869
Depreciation	72,001		-	72,001
Amortization of land use rights	52,285		-	52,285
Amortization of intangible assets	882,522		-	882,522
Total operating expenses	1,634,983		(20,942)	1,614,041
Income from Operations	11,259,046		20,942	11,279,988

Total Other Income	279,094		-	279,094
Income before Income Tax	11,538,140		20,942	11,559,082
Income tax expense	(2,857,530)		-	(2,857,530)
Net Income Attributable to Common Stockholders	$8,680,610		$20,942	$8,701,552

Net Income Per Common Share:
Basic	$0.39		$-	$0.39
Diluted	$0.39		$-	$0.39

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	22,355,527		-	22,355,527
Diluted	22,355,527		-	22,355,527

Comprehensive Income:
Net income	$8,680,610		$20,942	$8,701,552
Foreign currency translation adjustment	1,702,330	(a)	35,145	1,737,475
Comprehensive Income	$10,382,940		$56,087	$10,439,027

The effect of the restatement adjustments on the condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2010 follows:

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	As Previously
	Reported		Adjustments	As Restated
Net Sales	$23,775,318		$-	$23,775,318
Cost of Sales	(15,367,229)		-	(15,367,229)
Gross Profit	8,408,089		-	8,408,089

Operating Expenses
Selling expenses	88,702		-	88,702
(Reduction) in provision for reserve for allowances, returns and doubtful accounts	(31,146	) (a)	31,146	-
Research and development	140,955		-	140,955
General and administrative expenses	1,194,560		-	1,194,560
Depreciation	57,369		-	57,369
Amortization of land use rights	25,120		-	25,120
Amortization of intangible assets	332,671		-	332,671
Total operating expenses	1,808,231		31,146	1,839,377
Income from Operations	6,599,858		(31,146)	6,568,712

Total Other Income (Expenses)	3,414,659		-	3,414,659
Income before Income Tax	10,014,517		(31,146)	9,983,371
Income tax expense	(1,853,317)		-	(1,853,317)
Net Income Attributable to Common Stockholders	$8,161,200		$(31,146)	$8,130,054

Net Income Per Common Share:
Basic	$0.39		$-	$0.39
Diluted	$0.38		$-	$0.38

Weighted Average Number of Common Shares Used to Compute Earnings per Common Share:
Basic	20,850,175		-	20,850,175
Diluted	21,336,042		-	21,336,042

Comprehensive Income:
Net income	$8,161,200		$(31,146)	$8,130,054
Foreign currency translation adjustment	862,834	(a)	18,086	880,920
Comprehensive Income	$9,024,034		$(13,060)	$9,010,974

The effect of the restatement adjustments on the condensed consolidated statement of income and comprehensive income for the three months ended September 30, 2010.

Comprehensive Income:
Net income	$2,807,217	$-	$2,807,217
Foreign currency translation adjustment	533,534	(a) 10,043	543,577
Comprehensive Income	$3,340,751	$10,043	$3,351,394

The effect of the restatement adjustments on the consolidated statement of cash flows for the nine months ended September 30, 2011 follows:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	As Previously
	Reported	Adjustments	As Reported
Cash Flows from Operating Activities
Net income	$8,680,610 (a)	$20,942	$8,701,552
Adjustments to reconcile net income to net cash provided by operating activities:
Income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(475,205)	-	(475,205)
Issuance of shares in consideration for various services	22,000	-	22,000
Imputed interest	41,888	-	41,888
Provisions for reserve for allowances, returns and doubtful accounts	20,942 (a)	(20,942)	-
Depreciation - cost of sales	408,242	-	408,242
Depreciation - operating expenses	72,001	-	72,001
Amortization of land use rights -cost of sales	268,097	-	268,097
Amortization of land use rights- operating expenses	52,285	-	52,285
Amortization of intangible assets	882,522	-	882,522
Loss on disposal of property and equipment	150,542	-	150,542
Changes in operating assets and liabilities:		-	-
Increase in accounts receivable	(4,803,326)	-	(4,803,326)
Increase in inventories	(3,533,704)	-	(3,533,704)
Increase in prepaid expenses	(34,898)	-	(34,898)
Decrease in accounts payable and accrued liabilities	(63,622)	-	(63,622)
Increase in taxes payable	238,969	-	238,969
Net cash provided by operating activities	1,927,343	-	1,927,343

Net cash provided by investing activities	112,657	-	112,657

Net cash provided by financing activities	37,132	-	37,132

Effect of exchange rate changes on cash	511,608	-	511,608
Decrease in cash and cash equivalents	2,588,740	-	2,588,740
Cash and cash equivalents, beginning of period	2,630,035	-	2,630,035
Cash and cash equivalents, end of period	$5,218,775	$-	$5,218,775

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$2,558,662	$-	$2,558,662

The effect of the restatement adjustments on the consolidated statement of cash flows for the nine months ended September 30, 2010 follows:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	As Previously
	Reported		Adjustments	As Reported
Cash Flows from Operating Activities
Net income	$8,161,200	(a)	$(31,146)	$8,130,054
Adjustments to reconcile net income to net cash provided by operating activities:
Income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values	(3,456,500)		-	(3,456,500)
Issuance of shares in consideration for various services	217,800			217,800
Issuance of options in consideration for legal services	390,275		-	390,275
Imputed interest	39,999		-	39,999
Reduction in allowance, returns and doubtful accounts	(31,146	) (a)	31,146	-
Depreciation - cost of sales	256,703		-	256,703
Depreciation - operating expenses	57,369		-	57,369
Amortization of land use rights -cost of sales	237,735		-	237,735
Amortization of land use rights- operating expenses	25,120		-	25,120
Amortization of intangible assets	332,671		-	332,671
Loss on disposal of property and equipment	2,085		-	2,085
Changes in operating assets and liabilities:			-	-
(Increase) decrease in accounts receivable	(4,118,330)		-	(4,118,330)
Decrease in inventories	749,424		-	749,424
Increase in prepaid expenses	(1,321)		-	(1,321)
Collection of other receivables	3,747,926		(3,747,926)	-
		(b)
Decrease in accounts payable and accrued liabilities	(82,680)		-	(82,680)
Increase in taxes payable	350,210		-	350,210
Net cash provided by operating activities	6,878,540		(3,747,926)	3,130,614
Cash Flows from Investing Activities
Purchase of land use rights	(8,088,226)		-	(8,088,226)
Purchase of property, plant and equipment	(17,083)		-	(17,083)
Net proceeds from disposals of property, plant and equipment and Qitaihe City land use rights		(b)	3,747,926	3,747,926
Proceeds from disposals of property, plant and equipment				-
Collection of other receivables from related party	223,379			223,379
Deposit in connection with Assets Purchase Agreement	(2,690,460)		-	(2,690,460)
Net cash (used for) investing activities	(10,572,390)		3,747,926	(6,824,464)

Net cash provided by financing activities	869,958		-	869,958

Effect of exchange rate changes on cash	455,222			455,222
Decrease in cash and cash equivalents	(2,368,670)		-	(2,368,670)
Cash and cash equivalents, beginning of period	2,918,068		-	2,918,068
Cash and cash equivalents, end of period	$549,398		$-	$549,398

Supplemental disclosures of cash flow information:
Interest paid	$-		$-	$-
Income taxes paid	$1,565,650		$-	$1,565,650

Legend:

(a)	To eliminate provision for reserve for allowances relating to excess product and reserve for allowances relating to excess product.

(b)	To reclassify the classification of 2010 proceeds received from the Company’s 2009 Qitaihe City land use rights disposal.

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

Operating Expenses

Operating expenses for the three months ended September 30, 2011 totaled $498,953, an increase of $1,205, compared to $497,748 in the comparable period of 2010. The increase in operating expenses was mainly due to $2,328 lower professional and consulting fees and $36,940 lower research and development expenses, offset by a $99,846 increase in amortization of intangible assets, which resulted from our acquisition of patents and trademarks in 2010.

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

Income from Operations

Income from operations totaled $5,376,083 in the three months ended September 30, 2011, an increase of $2,253,488, or 72%, compared to $3,122,879 in the comparable period of 2010. The increase in our income from operations resulted mainly from additional gross profit of $1,300,029 on our increased sales of $3,731,036 in 2011 and net revenue from the Shandong Qingdao Cooperative Processing Agreement of $934,664.

Net Income

Net income totaled $3,986,573 for the three months ended September 30, 2011, an increase of $1,179,356, or 42%, compared to $2,807,217 in 2010. Absent the income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values of $0 and $505,305 in the three months ended September 30, 2011 and 2010, respectively, the Company would have had net income of $3,986,573 and basic and diluted earnings per common share of $0.18 for the three months ended September 30, 2011, and net income of $2,301,912 and basic and diluted earnings per common share of $0.11 for the three months ended September 30, 2010.

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

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 totaled $1,614,041, a decrease of $225,336, or 12%, compared to $1,839,377 in the comparable period of 2010. The decrease in operating expenses was due primarily to lower stock-based compensation ($608,075 in 2010; $22,000 in 2011), offset by a $549,851 increase in amortization of intangible assets, which resulted from our acquisition of patents and trademarks in 2010.

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

Income from Operations

Income from operations totaled $11,279,988 in the nine months ended September 30, 2011, an increase of $4,711,276, or 72%, compared to $6,568,712 in the comparable period of 2010. The increase in our income from operations resulted mainly from additional gross profit of $2,178,801 on our increased sales of $5,435,429 in 2011 and net revenue from the Shandong Qingdao Cooperative Processing Agreement of $2,307,139 in 2011, and $225,336 lower operating expenses in the current nine month period compared to 2010.

Net Income

Net income totaled $8,701,552 for the nine months ended September 30, 2011, an increase of $571,498, or 7%, compared to $8,130,054 in 2010. The income from revaluation of Series A Preferred Stock and A, B, C, and D warrants with characteristics of liabilities at fair values were $475,205 and $3,456,500 in the nine months ended September 30, 2011 and 2010, respectively. Absent the income of $475,205 in 2011, the Company would have had net income of $8,226,347 and basic and diluted earnings per common share of $0.37 for the nine months ended September 30, 2011. Absent the revaluation income of $3,456,500 in 2010, the Company would have had net income of $4,673,554, and basic and diluted earnings per common share of $0.22 and $0.22, respectively, for the nine months ended September 30, 2010.

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

The Company’s accounts receivable have been an increasingly significant portion of the Company’s current assets, representing $13,223,443 and $8,420,117, or 57% and 68%, of current assets, as of September 30, 2011 and December 31, 2010, respectively. A portion of the increase was due to the $1,626,262 receivable from Shandong Qingdao under the Cooperation Processing Agreement dated February 14, 2011 (all of which was collected in October 2011) and the $1,002,061 net receivables from customers of Harbin’s Macau cigarette operations which commenced in 2011 (all of which was collected from October 1, 2011 to November 8, 2011). The remainder of the increase in accounts receivable from December 31, 2010 to September 30, 2011 is principally due to the increases in the Company's sales, excluding Macao, for the three months ended September 30, 2011 over the comparable period ended September 30, 2010 of $3,731,036, offset by collections received against those receivables. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or to make payments in a timely manner, the Company’s liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations. A significant deterioration in the Company’s ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to the Company.

As of September 30, 2011 and December 31, 2010, the aging of accounts receivable follows:

	September 30,	December 31,
Accounts Receivable Age	2011	2010
0 to 30 days	$6,211,148	$4,444,142
31 to 60 days	4,466,668	3,865,598
61 to 90 days	2,011,084	110,377
91 to 120 days	430,250	-
121 to 180 days	104,293	-
Over 180 days	-	-
Total	13,223,443	8,420,117
Less reserve for allowances, returns, and doubtful accounts	-	-
Net	$13,223,443	$8,420,117

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

Net cash provided by operating activities was $1,927,343 and $3,130,614 in the nine months ended September 30, 2011 and 2010, respectively. The change in net cash provided by operating activities in 2011 was due to the $4,283,128 negative change in levels of inventories ($3,533,704 increase in 2011; $749,424 decrease in 2010) and the $684,996 negative change in accounts receivable ($4,803,326 increase in 2011; $4,118,330 in 2010), offset by an increase in 2011 net income adjusted for noncash items over that for 2010 of $3,890,613.

Net cash provided by or (used in) investing activities was $112,657 and $(6,824,464) for the nine months ended September 30, 2011 and 2010, respectively. During 2010, the Company purchased a livestock feed patent in the amount of $8,088,226 (RMB 54,112,700) and the Company deposited $2,690,460 pursuant to the Asset Purchase Agreement entered on March 25, 2009. In the second quarter 2011, the Company sold certain beverage production equipment for $112,157 cash. It was also attributable to the collection of proceeds from the disposal of property, plant and equipment which occurred late in 2009 of $3,747,926 in 2010, but no such collections were received in 2011.

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

Harbin sells its products through 17 local distributors in the PRC. Extended payment terms are sometimes requested by customers and distributors. Extending the payment terms results in the Company bearing more risk of a potential bad debt and, therefore, the Company has made careful evaluations before extending the credit to its customers and distributors.

Revenue Recognition

The Company enters into separate standardized calendar year annual renewable distribution agreements with distributors or customers. The distributor or customer is to arrange for pick-up of the goods from the Company’s premises. The distributor or customer pays the delivery costs and hires the delivery trucks. The distribution agreements provide for inspection by the buyer of the quality of the product upon pick-up by the buyer or their carrier agent and resolution of any defects in quality with the Company. The Company does not have a history of significant returns or credits due to quality. The cost of freight insurance, if any, is the responsibility of the distributor and the Company is not responsible for any damage to or loss of goods in transit from its facilities. The Company is not responsible for any loss of goods in transit from its facilities. For the foregoing reasons, title to the goods transfers to the buyer upon pick-up from the Company’s premises.

Sales of products are recognized when title to the product and risk of loss transfer to the customer (which depends on the customer) provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable. As outlined in the preceding paragraph, title passes to the customer at the time of delivery.

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

CHINA KANGTAI CACTUS BIO-TECH INC.

Date: July 23, 2012	By:	/s/ Jinjiang Wang
Jinjiang Wang
President, Chief Executive Officer, Director and
Principal Executive Officer

Date: July 23, 2012	By:	/s/ Hong Bu
Hong Bu
Chief Financial Officer, Director and
Principal Financial and Accounting Officer